Form 10-Q
period 2016-09-30
MACK CALI REALTY L P; MACK CALI REALTY CORP
filed 2016-10-25
CIK 1067063, 924901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 1-13274 Mack-Cali Realty Corporation

Commission File Number: 333-57103  Mack-Cali Realty, L.P.

Mack-Cali Realty Corporation

Mack-Cali Realty, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Mack-Cali Realty Corporation)	22-3305147 (Mack-Cali Realty Corporation)
Delaware (Mack-Cali Realty, L.P.)	22-3315804 (Mack-Cali Realty, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harborside 3, 210 Hudson St., Ste. 400, Jersey City, New Jersey	07311
(Address of principal executive offices)	(Zip Code)

(732) 590-1010

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

Mack-Cali Realty Corporation	YES ☒ NO ☐
Mack-Cali Realty, L.P.	YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Mack-Cali Realty Corporation	YES ☒ NO ☐
Mack-Cali Realty, L.P.	YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Mack-Cali Realty Corporation:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Mack-Cali Realty, L.P.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mack-Cali Realty Corporation	YES ☐ NO ☒
Mack-Cali Realty, L.P.	YES ☐ NO ☒

As of October 21, 2016, there were 89,688,470 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies is the entity through which all of the General Partner’s operations are conducted.  The General Partner is the sole general partner of the Operating Partnership and has exclusive control of the Operating Partnership’s day-to-day management.

As of September 30, 2016, the General Partner owned an approximate 89.5 percent common unit interest in the Operating Partnership. The remaining approximate 10.5 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

A Common Unit of the Operating Partnership and a share of common stock of the General Partner (the “Common Stock”) have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  The General Partner owns a number of common units of the Operating Partnership equal to the number of issued and outstanding shares of the General Partner’s common stock.  Common unitholders (other than the General Partner) have the right to redeem their Common Units, subject to certain restrictions under the Seconded Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”) and agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance.  The redemption is required to be satisfied in shares of Common Stock of the General Partner, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each Common Unit.  The General Partner, in its sole discretion, determines the form of redemption of Common Units (i.e., whether a common unitholder receives Common Stock of the General Partner, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock of the General Partner as opposed to cash, the General Partner is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the Company or the General Partner under any circumstances.  With each such redemption, the General Partner’s percentage ownership in the Operating Partnership will increase. In addition, whenever the General Partner issues shares of its Common Stock other than to acquire Common Units, the General Partner must contribute any net proceeds it receives to the Operating Partnership and the Operating Partnership must issue to the General Partner an equivalent number of Common Units. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company believes that combining the quarterly reports on Form 10-Q of the General Partner and the Operating Partnership into this single report provides the following benefits:

•          enhance investors’ understanding of the General Partner and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business of the Company;

•          eliminate duplicative disclosure and provide a more streamlined and readable presentation because a substantial portion of the disclosure applies to both the General Partner and the Operating Partnership; and

•          create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

The Company believes it is important to understand the few differences between the General Partner and the Operating Partnership in the context of how they operate as a consolidated company.  The financial results of the Operating Partnership are consolidated into the financial statements of the General Partner.  The General Partner does not have any other significant assets, liabilities or operations, other than its interests in the Operating Partnership, nor does the Operating Partnership have employees of its own.  The Operating Partnership, not the General Partner, generally executes all significant business relationships other than transactions involving the securities of the General Partner.  The Operating Partnership holds substantially all of the assets of the General Partner, including ownership interests in joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the General Partner, which are contributed to the capital of the Operating Partnership in consideration of common or preferred units in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under the Company’s unsecured revolving credit facility and unsecured term loan facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of properties and joint ventures.

Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the General Partner and the Operating Partnership.  The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements as is the General Partner’s interest in the Operating Partnership.  The noncontrolling interests in the Operating Partnership’s financial statements comprise the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners.  The noncontrolling interests in the General Partner’s financial statements are the same noncontrolling interests at the Operating Partnership’s level and include limited partners of the Operating Partnership.  The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at the General Partner and Operating Partnership levels.

To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:

•                                                      Item 1.         Financial Statements (unaudited), which includes the following specific disclosures for the General Partner and the Operating Partnership:

•                  Note 15. Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital; and

•                  Note 16. Noncontrolling Interests in Subsidiaries.

•                                                      Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

Item 2.         Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable;

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the General Partner and the Operating Partnership in order to establish that the requisite certifications have been made and that the General Partner and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

FORM 10-Q

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Part I — Financial Information

Item 1.                     Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations, of comprehensive income, of changes in equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s and Mack-Cali Realty, L.P.’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2015.

The results of operations for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Rental property
Land and leasehold interests	$667,095	$735,696
Buildings and improvements	3,821,332	3,648,238
Tenant improvements	361,301	408,617
Furniture, fixtures and equipment	19,622	15,167
	4,869,350	4,807,718
Less — accumulated depreciation and amortization	(1,351,825)	(1,464,482)
	3,517,525	3,343,236
Rental property held for sale, net	102,798	—
Net investment in rental property	3,620,323	3,343,236
Cash and cash equivalents	21,555	37,077
Investments in unconsolidated joint ventures	319,807	303,457
Unbilled rents receivable, net	105,547	120,246
Deferred charges, goodwill and other assets, net	303,654	203,850
Restricted cash	54,784	35,343
Accounts receivable, net of allowance for doubtful accounts of $1,308 and $1,407	9,949	10,754
Total assets	$4,435,619	$4,053,963

LIABILITIES AND EQUITY
Senior unsecured notes, net	$951,275	$1,263,782
Unsecured term loan, net	347,830	—
Revolving credit facility	95,000	155,000
Mortgages, loans payable and other obligations, net	1,061,204	726,611
Dividends and distributions payable	15,233	15,582
Accounts payable, accrued expenses and other liabilities	185,326	135,057
Rents received in advance and security deposits	48,314	49,739
Accrued interest payable	17,613	24,484
Total liabilities	2,721,795	2,370,255
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 89,647,337 and 89,583,950 shares outstanding	897	896
Additional paid-in capital	2,574,999	2,570,392
Dividends in excess of net earnings	(1,053,910)	(1,115,612)
Accumulated other comprehensive loss	(6,739)	—
Total Mack-Cali Realty Corporation stockholders’ equity	1,515,247	1,455,676

Noncontrolling interests in subsidiaries:
Operating Partnership	177,440	170,891
Consolidated joint ventures	21,137	57,141
Total noncontrolling interests in subsidiaries	198,577	228,032

Total equity	1,713,824	1,683,708

Total liabilities and equity	$4,435,619	$4,053,963

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Base rents	$129,523	$119,707	$380,133	$364,746
Escalations and recoveries from tenants	16,177	15,050	45,248	49,291
Real estate services	6,650	7,510	19,931	22,555
Parking income	3,443	2,749	10,131	8,141
Other income	1,724	1,142	4,224	3,707
Total revenues	157,517	146,158	459,667	448,440

EXPENSES
Real estate taxes	20,606	19,143	66,250	63,005
Utilities	14,127	13,172	38,658	44,146
Operating services	25,553	24,535	76,309	78,607
Real estate services expenses	6,361	6,673	19,418	19,520
General and administrative	14,007	13,670	39,011	36,558
Acquisition-related costs	815	—	2,854	111
Depreciation and amortization	48,117	44,099	134,639	127,266
Impairments	—	164,176	—	164,176
Total expenses	129,586	285,468	377,139	533,389
Operating income (loss)	27,931	(139,310)	82,528	(84,949)

OTHER (EXPENSE) INCOME
Interest expense	(24,233)	(24,689)	(72,158)	(78,677)
Interest and other investment income (loss)	1,262	5	739	563
Equity in earnings (loss) of unconsolidated joint ventures	21,790	3,135	19,622	(2,723)
Gain on change of control of interests	—	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	(17,053)	18,718	68,664	53,261
Gain on sale of investment in unconsolidated joint venture	—	—	5,670	6,448
Loss from extinguishment of debt, net	(19,302)	—	(6,882)	—
Total other income (expense)	(37,536)	(2,831)	31,002	(21,128)
Net income (loss)	(9,605)	(142,141)	113,530	(106,077)
Noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Noncontrolling interest in Operating Partnership	999	15,530	(11,947)	11,461
Net income (loss) available to common shareholders	$(8,541)	$(126,892)	$102,043	$(94,034)

Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.10)	$(1.42)	$1.14	$(1.05)

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.10)	$(1.42)	$1.13	$(1.05)

Basic weighted average shares outstanding	89,755	89,249	89,739	89,229

Diluted weighted average shares outstanding	100,253	100,172	100,486	100,236

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$(9,605)	$(142,141)	$113,530	$(106,077)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,725	—	(7,528)	—
Comprehensive income (loss)	$(7,880)	$(142,141)	$106,002	$(106,077)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	818	15,530	(11,158)	11,461
Comprehensive income (loss) attributable to common shareholders	$(6,997)	$(126,892)	$95,304	$(94,034)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2016	89,584	$896	$2,570,392	$(1,115,612)	$—	$228,032	$1,683,708
Net income	—	—	—	102,043	—	11,487	113,530
Common stock dividends	—	—	—	(40,341)	—	—	(40,341)
Unit distributions	—	—	—	—	—	(4,947)	(4,947)
Acquisition/increase in noncontrolling interest in consolidated joint ventures	—	—	414	—	—	(35,544)	(35,130)
Redemption of common units for common stock	19	—	308	—	—	(308)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	1	—	23	—	—	—	23
Directors’ deferred compensation plan	—	—	285	—	—	—	285
Stock compensation	47	1	2,787	—	—	1,511	4,299
Cancellation of restricted stock	(4)	—	(75)	—	—	—	(75)
Other comprehensive income (loss)	—	—	—	—	(6,739)	(789)	(7,528)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	865	—	—	(865)	—
Balance at September 30, 2016	89,647	$897	$2,574,999	$(1,053,910)	$(6,739)	$198,577	$1,713,824

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$113,530	$(106,077)
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	134,756	128,422
Amortization of directors deferred compensation stock units	285	297
Amortization of stock compensation	4,299	1,500
Amortization of deferred financing costs	3,583	2,846
Amortization of debt discount and mark-to-market	1,417	2,791
Equity in (earnings) loss of unconsolidated joint ventures	(19,622)	2,723
Distributions of cumulative earnings from unconsolidated joint ventures	4,833	3,145
Gain on change of control of interests	(15,347)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(68,664)	(53,261)
Gain on sale of investments in unconsolidated joint ventures	(5,670)	(6,448)
Gain from extinguishment of debt	(12,420)	—
Impairments	—	164,176
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(9,860)	17
Increase in deferred charges, goodwill and other assets	(11,173)	(23,387)
Decrease (increase) in accounts receivable, net	424	(603)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(12,656)	5,298
Decrease in rents received in advance and security deposits	(1,425)	(4,502)
(Decrease) increase in accrued interest payable	(1,500)	7,751

Net cash provided by operating activities	$104,790	$124,688

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(405,808)	$(6,057)
Rental property additions and improvements	(94,017)	(59,700)
Development of rental property and other related costs	(150,592)	(49,959)
Proceeds from the sales of rental property	409,101	81,049
Proceeds from the sale of investments in unconsolidated joint ventures	6,420	6,448
Repayment of notes receivable	375	7,750
Acquisition of noncontrolling interests	(37,946)	—
Investment in unconsolidated joint ventures	(31,318)	(68,468)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	20,906	4,329
Increase in restricted cash	(287)	(5,823)

Net cash used in investing activities	$(283,166)	$(90,431)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$793,000	$179,000
Repayment of revolving credit facility	(853,000)	(144,000)
Repayment of senior unsecured notes	(314,755)	—
Borrowings from unsecured term loan	350,000	—
Proceeds from mortgages and loans payable	426,613	6,193
Repayment of mortgages, loans payable and other obligations	(187,969)	(29,307)
Payment of financing costs	(7,050)	(98)
Contributions from noncontrolling interests	1,065	251
Payment of dividends and distributions	(45,050)	(44,979)

Net cash provided by (used in) financing activities	$162,854	$(32,940)

Net (decrease) increase in cash and cash equivalents	$(15,522)	$1,317
Cash and cash equivalents, beginning of period	37,077	29,549

Cash and cash equivalents, end of period	$21,555	$30,866

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Rental property
Land and leasehold interests	$667,095	$735,696
Buildings and improvements	3,821,332	3,648,238
Tenant improvements	361,301	408,617
Furniture, fixtures and equipment	19,622	15,167
	4,869,350	4,807,718
Less — accumulated depreciation and amortization	(1,351,825)	(1,464,482)
	3,517,525	3,343,236
Rental property held for sale, net	102,798	—
Net investment in rental property	3,620,323	3,343,236
Cash and cash equivalents	21,555	37,077
Investments in unconsolidated joint ventures	319,807	303,457
Unbilled rents receivable, net	105,547	120,246
Deferred charges, goodwill and other assets, net	303,654	203,850
Restricted cash	54,784	35,343
Accounts receivable, net of allowance for doubtful accounts of $1,308 and $1,407	9,949	10,754

Total assets	$4,435,619	$4,053,963

LIABILITIES AND EQUITY
Senior unsecured notes, net	$951,275	$1,263,782
Unsecured term loan, net	347,830	—
Revolving credit facility	95,000	155,000
Mortgages, loans payable and other obligations, net	1,061,204	726,611
Distributions payable	15,233	15,582
Accounts payable, accrued expenses and other liabilities	185,326	135,057
Rents received in advance and security deposits	48,314	49,739
Accrued interest payable	17,613	24,484
Total liabilities	2,721,795	2,370,255
Commitments and contingencies

Partners’ Capital:
General Partner, 89,647,337 and 89,583,950 common units outstanding	1,464,864	1,399,419
Limited partners, 10,497,946 and 10,516,844 common units outstanding	234,562	227,148
Accumulated other comprehensive loss	(6,739)	—
Total Mack-Cali Realty, L.P. partners’ capital	1,692,687	1,626,567

Noncontrolling interests in consolidated joint ventures	21,137	57,141

Total equity	1,713,824	1,683,708

Total liabilities and equity	$4,435,619	$4,053,963

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Base rents	$129,523	$119,707	$380,133	$364,746
Escalations and recoveries from tenants	16,177	15,050	45,248	49,291
Real estate services	6,650	7,510	19,931	22,555
Parking income	3,443	2,749	10,131	8,141
Other income	1,724	1,142	4,224	3,707
Total revenues	157,517	146,158	459,667	448,440

EXPENSES
Real estate taxes	20,606	19,143	66,250	63,005
Utilities	14,127	13,172	38,658	44,146
Operating services	25,553	24,535	76,309	78,607
Real estate services expenses	6,361	6,673	19,418	19,520
General and administrative	14,007	13,670	39,011	36,558
Acquisition-related costs	815	—	2,854	111
Depreciation and amortization	48,117	44,099	134,639	127,266
Impairments	—	164,176	—	164,176
Total expenses	129,586	285,468	377,139	533,389
Operating income (loss)	27,931	(139,310)	82,528	(84,949)

OTHER (EXPENSE) INCOME
Interest expense	(24,233)	(24,689)	(72,158)	(78,677)
Interest and other investment income (loss)	1,262	5	739	563
Equity in earnings (loss) of unconsolidated joint ventures	21,790	3,135	19,622	(2,723)
Gain on change of control of interests	—	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	(17,053)	18,718	68,664	53,261
Gain on sale of investment in unconsolidated joint venture	—	—	5,670	6,448
Loss from extinguishment of debt, net	(19,302)	—	(6,882)	—
Total other income (expense)	(37,536)	(2,831)	31,002	(21,128)
Net income (loss)	(9,605)	(142,141)	113,530	(106,077)
Noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Net income (loss) available to common unitholders	$(9,540)	$(142,422)	$113,990	$(105,495)

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.10)	$(1.42)	$1.14	$(1.05)

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.10)	$(1.42)	$1.13	$(1.05)

Basic weighted average units outstanding	100,253	100,172	100,241	100,236

Diluted weighted average units outstanding	100,253	100,172	100,486	100,236

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$(9,605)	$(142,141)	$113,530	$(106,077)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,725	—	(7,528)	—
Comprehensive income (loss)	$(7,880)	$(142,141)	$106,002	$(106,077)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Comprehensive income (loss) attributable to common unitholders	$(7,815)	$(142,422)	$106,462	$(105,495)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2016	89,584	10,517	$1,399,419	$227,148	$—	$57,141	$1,683,708
Net income	—	—	102,043	11,947	—	(460)	113,530
Distributions	—	—	(40,341)	(4,947)	—	—	(45,288)
Acquisition/increase in noncontrolling interest	—	—	414	—	—	(35,544)	(35,130)
Redemption of limited partner common units for shares of general partner common units	19	(19)	308	(308)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	23	—	—	—	23
Directors’ deferred compensation plan	—	—	285	—	—	—	285
Cancellation of restricted shares	(4)	—	(75)	—	—	—	(75)
Stock compensation	47	—	2,788	1,511	—	—	4,299
Other comprehensive income (loss)	—	—	—	(789)	(6,739)		(7,528)
Balance at September 30, 2016	89,647	10,498	$1,464,864	$234,562	$(6,739)	$21,137	$1,713,824

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$113,530	$(106,077)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	134,756	128,422
Amortization of directors deferred compensation stock units	285	297
Amortization of stock compensation	4,299	1,500
Amortization of deferred financing costs	3,583	2,846
Amortization of debt discount and mark-to-market	1,417	2,791
Equity in (earnings) loss of unconsolidated joint ventures	(19,622)	2,723
Distributions of cumulative earnings from unconsolidated joint ventures	4,833	3,145
Gain on change of control of interests	(15,347)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(68,664)	(53,261)
Gain on sale of investments in unconsolidated joint ventures	(5,670)	(6,448)
Gain from extinguishment of debt	(12,420)	—
Impairments	—	164,176
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(9,860)	17
Increase in deferred charges, goodwill and other assets	(11,173)	(23,387)
Decrease (increase) in accounts receivable, net	424	(603)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(12,656)	5,298
Decrease in rents received in advance and security deposits	(1,425)	(4,502)
(Decrease) increase in accrued interest payable	(1,500)	7,751

Net cash provided by operating activities	$104,790	$124,688

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(405,808)	$(6,057)
Rental property additions and improvements	(94,017)	(59,700)
Development of rental property and other related costs	(150,592)	(49,959)
Proceeds from the sales of rental property	409,101	81,049
Proceeds from the sale of investments in unconsolidated joint ventures	6,420	6,448
Repayment of notes receivable	375	7,750
Acquisition of noncontrolling interests	(37,946)	—
Investment in unconsolidated joint ventures	(31,318)	(68,468)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	20,906	4,329
Increase in restricted cash	(287)	(5,823)

Net cash used in investing activities	$(283,166)	$(90,431)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$793,000	$179,000
Repayment of revolving credit facility	(853,000)	(144,000)
Repayment of senior unsecured notes	(314,755)	—
Borrowings from unsecured term loan	350,000	—
Proceeds from mortgages and loans payable	426,613	6,193
Repayment of mortgages, loans payable and other obligations	(187,969)	(29,307)
Payment of financing costs	(7,050)	(98)
Contributions from noncontrolling interests	1,065	251
Payment of distributions	(45,050)	(44,979)

Net cash provided by (used in) financing activities	$162,854	$(32,940)

Net (decrease) increase in cash and cash equivalents	$(15,522)	$1,317
Cash and cash equivalents, beginning of period	37,077	29,549

Cash and cash equivalents, end of period	$21,555	$30,866

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.5 percent common unit interest in the Operating Partnership as of both September 30, 2016 and December 31, 2015.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.

As of September 30, 2016, the Company owned or had interests in 263 properties, consisting of 136 office and 110 flex properties, totaling approximately 29.0 million square feet, leased to approximately 1,800 commercial tenants, and 17 multi-family rental properties containing 5,214 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 136 office buildings totaling approximately 23.7 million square feet (which include 36 buildings, aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 17 multi-family properties totaling 5,214 apartments (which include ten properties aggregating 3,587 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 130,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies — Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

As of September 30, 2016 and December 31, 2015, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary have total real estate assets of $193.1 million and $273.4 million, respectively, mortgages of $70.1 million and $89.5 million, respectively, and other liabilities of $20.7 million and $17.5 million, respectively.

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

2.              SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.7 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $3.5 million for the nine months ended September 30, 2016 and 2015, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $301 million and $88.7 million as of September 30, 2016 and December 31, 2015, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below-market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values.  The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed differ from the purchase consideration of a transaction.

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

Rental Property

Held for Sale                                               When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale.  If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established.

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

If the venture subsequently makes distributions and the Company does not have an implied or actual commitment to support the operations of the venture, including a general partner interest in the investee, the Company will not record a basis less than zero, rather such amounts will be recorded as equity in earnings of unconsolidated joint ventures.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,234,000 and $945,000 for the three months ended September 30, 2016 and 2015, respectively, and $3,583,000 and $2,846,000 for the nine months ended September 30, 2016 and 2015, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt.  Included in loss from extinguishment of debt, net of gains, of $19.3 million and $6.9 million for the three and nine months ended September 30, 2016, respectively, were unamortized deferred financing costs which were written off of $346,000 for both the three and nine months ended September 30, 2016.

Deferred

Leasing Costs                                           Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $790,000 and $922,000 for the three months ended September 30, 2016 and 2015, respectively, and $2,440,000 and $2,738,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Income and

Other Taxes                                                     The General Partner has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the General Partner generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the General Partner satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income (determined by excluding any net capital gains) to its shareholders.  If and to the extent the General Partner retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes, as applicable, on such net capital gains at the rate applicable to capital gains of a corporation.

The Operating Partnership is a partnership, and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective tax returns.  Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.   The Company has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters.

As of September 30, 2016, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $21.8 million which has been fully reserved for through a valuation allowance.  If the General Partner fails to qualify as a REIT in any taxable year, the General Partner will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The General Partner is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2011 forward.

Earnings

Per Share

or Unit                                                                                 The Company presents both basic and diluted earnings per share or unit (“EPS or EPU”).  Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or EPU from continuing operations amount.  Shares or Units whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS or EPU as follows (i) if all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares or units shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the grant, if later) or (ii) if all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares or units included in diluted EPS or EPU shall be based on the number of shares or units, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares or units that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares or units shall be included in the denominator of diluted EPS or EPU as of the beginning of the period (or as of the date of the grant, if later).

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at September 30, 2016 represents dividends payable to common shareholders (89,647,443 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,497,946 common units and 657,373 LTIP units) for all such holders of record as of October 5, 2016 with respect to the third quarter 2016.  The third quarter 2016 common stock dividends and unit distributions of $0.15 per common share and unit were approved by the General Partner’s Board of Directors on September 27, 2016 and paid on October 14, 2016.

The dividends and distributions payable at December 31, 2015 represents dividends payable to common shareholders (89,584,008 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (10,516,844 common units) for all such holders of record as of January 6, 2016 with respect to the fourth quarter 2015.  The fourth quarter 2015 common stock dividends and common unit distributions of $0.15 per common share and unit were approved by the General Partner’s Board of Directors on December 8, 2015 and paid on January 15, 2016.

Costs Incurred

For Stock

Issuances                                                                   Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock

Compensation                                        The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $2,046,000 and $695,000 for the three months ended September 30, 2016 and 2015, respectively, and $4,299,000 and $1,500,000 for the nine months ended September 30, 2016 and 2015, respectively.

Other

Comprehensive

Income (Loss)                                           Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale.

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

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.  ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted.  The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements or disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-15 will have on the Company’s consolidated statement of cash flows.

3.              RECENT TRANSACTIONS

Acquisitions

The Company acquired the following office properties during the nine months ended September 30, 2016 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
04/04/16	11 Martine Avenue (a)	White Plains, New York	1	82,000	$10,750
04/07/16	320, 321 University Avenue (b)	Newark, New Jersey	2	147,406	23,000
06/02/16	101 Wood Avenue South (c)	Edison, New Jersey	1	262,841	82,300
07/01/16	111 River Street (c)	Hoboken, New Jersey	1	566,215	210,761

Total Acquisitions			5	1,058,462	$326,811

(a) Acquisition represented four units of condominium interests which collectively comprise floors 2 through 5. Upon completion of the acquisition, the Company owns the entire 14-story 262,000 square-foot building. The acquisition was funded using available cash.

(b) This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility.

(c) This acquisition was funded using available cash and through borrowings under the Company’s unsecured revolving credit facility.

The purchase prices were preliminarily allocated to the net assets acquired, as follows (in thousands):

		320, 321
	11 Martine	University	101 Wood	111 River
	Avenue	Avenue	Avenue	Street
Land and leasehold interest	$2,460	$7,305	$8,509	$204
Buildings and improvements	8,290	15,695	72,738	198,609
Above market leases (a)	—	—	58	617
In-place lease values (a)	—	—	6,743	43,801
Other assets	—	—	—	11,279
			88,048	254,510
Less: Below market lease values (a)	—	—	(5,748)	(43,749)
Net assets recorded upon acquisition	$10,750	$23,000	$82,300	$210,761

(a)         Above market, in-place and below market leases will be amortized over a weighted-average term of 8.1 years.

Consolidations

On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the nine months ended September 30, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

During the second quarter 2016, the Company, which held a 38.25 percent subordinate interest in the unconsolidated Portside Apartment Developers, L.L.C., a joint venture which owns a 175-unit operating multi-family property located in East Boston, Massachusetts, acquired the remaining interests of its joint venture partners for $39.6 million in cash plus the assumption of a mortgage loan secured by the property with a principal balance of $42.5 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $5.2 million in the nine months ended September 30, 2016.  On July 8, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $59 million, which bears interest at 3.44 percent and matures in August 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

The purchase prices were preliminarily allocated to the net assets acquired upon consolidation, as follows (in thousands):

	Overlook	Portside
	Ridge	Apts
Land and leasehold interest	$11,072	$—
Buildings and improvements	87,793	73,713
Furniture, fixtures and equipment	1,695	1,038
Other assets	237	10,181
In-place lease values (a)	4,389	2,637
Less: Below market lease values (a)	(489)	(242)
Sub Total	104,697	87,327

Less: Debt assumed	(52,662)	(42,500)

Net assets recorded upon consolidation	$52,035	$44,827

(a)         In-place lease values and below-market lease values will be amortized over a weighted average term of 7 months.

Other Investments

On April 26, 2016, the Company acquired the remaining non-controlling interest in a development project located in Weehawken, NJ for $36.4 million.  The project includes developable land for approximately 1,100 multi-family units, 290,000 square feet of office space, a 52.5 percent ownership interest in Port Imperial 4/5 Garage and Retail operating properties.  The initial phase, Port Imperial South 11, a 295-unit multi-family project, began construction in the first quarter 2016.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the nine months ended September 30, 2016 (dollars in thousands):

							Realized
							Gains
				Net		Net	(losses)/
Disposition			# of	Sales		Book	Unrealized
Date	Property/Address	Location	Bldgs.	Proceeds		Value	Losses, net
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	$4,119		$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	90,591		31,827	58,764
04/26/16	125 Broad Street (b)	New York, New York	1	192,323		200,183	(7,860)
05/09/16	9200 Edmonston Road	Greenbelt, Maryland	1	4,083	(c)	3,837	246
05/18/16	1400 L Street	Washington, D.C.	1	68,399	(d)	30,053	38,346
07/14/16	600 Parsippany Road	Parsippany, New Jersey	1	10,465	(e)	5,875	4,590
07/14/16	4,5,6 Century Drive (f)	Parsippany, New Jersey	3	14,533		17,308	(2,775)
08/11/16	Andover Place	Andover, Massachusetts	1	39,863		37,150	2,713
09/26/16	222,233 Mount Airy Road (g)	Basking Ridge, New Jersey	2	8,817		9,039	(222)
09/27/16	10 Mountainview Road	Upper Saddle River, New Jersey	1	18,990		19,571	(581)
Sub-total			13	452,183		359,126	93,057

Unrealized losses on rental property held for sale							(24,393)
Totals			13	$452,183		$359,126	$68,664

(a)	The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015.
(b)	The Company recorded impairment charges of $83.2 million on this property during the year ended December 31, 2015.
(c)

The Company transferred the deed for this property to the lender in satisfaction of its obligations. The Company recorded an impairment charge of $3.0 million on this property during the year ended December 31, 2012.

(d)	$28.5 million of the net sales proceeds from this sale were held by a qualified intermediary until such funds are used in acquisitions.
(e)	$10.5 million of the net sales proceeds from this sale were held by a qualified intermediary until such funds are used in acquisitions.
(f)	The Company recorded impairment charges of $9.8 million on these properties during the year ended December 31, 2015.
(g)	The Company recorded impairment charges of $1 million on these properties during the year ended December 31, 2015.

The following table summarizes income (loss) for the three and nine month periods ended September 30, 2016 and 2015 from the properties disposed of during the nine months ended September 30, 2016 and the six properties disposed of during the year ended December 31, 2015: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$1,854	$12,934	$20,048	$47,583
Operating and other expenses	(1,709)	(7,273)	(13,374)	(25,488)
Depreciation and amortization	(2,979)	(7,798)	(11,590)	(20,061)
Interest expense	(625)	(1,241)	(2,011)	(6,621)

Income (loss) from properties disposed of	$(3,459)	$(3,378)	$(6,927)	$(4,587)

Impairments	—	(61,891)	—	(61,891)
Realized gains/unrealized Losses on dispositions	7,340	18,718	93,057	53,261

Total income (loss) from properties disposed of	$3,881	$(46,551)	$86,130	$(13,217)

Rental Property Held for Sale, Net

During the three months ended September 30, 2016, the Company signed agreements to sell 14 office properties totaling approximately 1.8 million square feet, subject to certain conditions, and identified them as held for sale as of September 30, 2016.  The properties are located in Freehold, New Jersey, Roseland, New Jersey, Greenbelt, Maryland and Lanham, Maryland.  The total estimated sales proceeds from the three separate sales are expected to be approximately $113 million.  The Company determined that the carrying value of 11 of the office properties were not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $24.4 million at September 30, 2016.

The following table summarizes the rental property held for sale, net, as of September 30, 2016: (dollars in thousands)

September 30,
2016
Land	$34,802
Buildings and improvements	165,231
Less: Accumulated depreciation	(72,842)
Less: Unrealized losses on properties held for sale	(24,393)
Rental property held for sale,net	$102,798

Other assets and liabilities related to the rental properties held for sale, as of September 30, 2016, include $7.6 million in deferred charges, and other assets, $5.6 million in Unbilled rents receivable, $2.9 million in Accounts payable, accrued expenses and other liabilities, and $2.8 million in Rents received in advance and security deposits.  Approximately $12.5 million of these assets and $2.8 million of these liabilities are expected to be written off with the completion of the sales.

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

4.              INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2016, the Company had an aggregate investment of approximately $319.8 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of September 30, 2016, the unconsolidated joint ventures owned: 36 office and two retail properties aggregating approximately 5.7 million square feet, 10 multi-family properties totaling 3,587 apartments, a 350-room hotel, development projects for up to approximately 822 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,151 apartments.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of September 30, 2016, such debt had a total facility amount of $272.2 million of which the Company agreed to guarantee up to $22 million.  As of September 30, 2016, the outstanding balance of such debt totaled $221.8 million of which $22 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.9 million and $1.4 million for such services in the three months ended September 30, 2016 and 2015, respectively.  The Company had $1.4 million and $0.8 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2016 and December 31, 2015, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2016 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $183.6 million as of September 30, 2016.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $205.6 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $22 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of September 30, 2016 and December 31, 2015: (dollars in thousands, including footnotes)

								Property Debt
	Number of		Company’s	Carrying Value				As of September 30, 2016
	Apartment Units		Effective	September 30,		December 31,				Maturity		Interest
Entity / Property Name	or Rentable Square Feet (sf)		Ownership % (a)	2016		2015		Balance		Date		Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,360		$15,569		$95,000		05/01/18		4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%	68		937		165,000		02/01/21		4.19%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (b) (c)	130	units	12.50%	6,958		5,723		44,190			(d)		(d)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial (b) (e)	316	units	50.00%	10,464		—		79,067		07/15/21		6.00	%(f)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	—		—		128,100		03/01/30		4.00%
Crystal House Apartments Investors LLC / Crystal House (g)	794	units	25.00%	30,493		28,114		165,000		04/01/20		3.17%
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (h)	363	units	20.00%	1,678		1,678		—		—		—
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	17,895		16,728		72,955		03/30/17		L+2.25	%(i)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	—		—		81,900		03/01/30		4.00%
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%	2,169		2,544		30,000		08/01/25		3.70%
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	44,103		46,267		100,700		07/01/33		4.82%
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%	99,358		96,799		142,746		08/01/29		5.197	%(j)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%	1,385		1,339		—		—		—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337		337		—		—		—
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962		1,962		—		—		—
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	4,311		4,055		—		—		—

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,204		4,140		14,626		05/17/17		L+3.00%
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	6,157		5,890		11,420		07/01/23		2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	2,695		2,295		5,646		11/01/23		4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	—		—		72,000		09/08/18		L+5.95	%(k)
Keystone-Penn	1,842,820	sf	(l)	—		—		235,124			(m)		(m)
Keystone-TriState	1,266,384	sf	(n)	2,771		3,958		218,321			(o)		(o)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (p)	885,000	sf	50.00%	64,909		59,858			(q)		(q)		(q)

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,719		1,758		—		—		—
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%		(r)		(r)	100,000		10/01/26		3.668%
Other (s)				811		3,506		—		—		—
Totals:				$319,807		$303,457		$1,761,795

(a)	Company’s effective ownership % represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $37,836, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,354, bears interest at 3.63 percent, matures in August 2018.

(e)

During the second quarter 2016, the Company acquired the equity interests of its joint venture partner in Portside Apartment Holdings, L.L.C and PruRose Riverwalk G, L.L.C. for $39.6 million and $11.3 million, respectively, which increased its ownership to 100 percent in Portside Apartment Holdings, LLC and 50 percent in Riverwalk G Urban Renewal, L.L.C. (See Note 3: Recent Transactions — Acquisitions).

(f)	The loan was refinanced in October 2016. The new $82 million loan matures in October 2026 and has an interest rate of 3.21 percent.
(g)	The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(h)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(i)	The construction loan has a maximum borrowing amount of $77,400 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.
(j)	The construction/permanent loan has a maximum borrowing amount of $192,000.
(k)	The mortgage loan has three one-year extension options, subject to certain conditions.
(l)

The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(m)

Principal balance of $127,538 bears interest at 5.114 percent and matures on August 27, 2023; principal balance of $45,500 bears interest at 5.01 percent and matures on September 6, 2025; principal balance of $17,911 bears interest at 8.0 percent and matures on October 31, 2016; principal balance of $22,500 bears interest at LIBOR+5.2 percent t and matures on August 31, 2019; principal balance of $11,250 bears interest at LIBOR+5.5 percent and matures on January 9, 2019; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures on August 27, 2017.

(n)

Includes the Company’s pari-passu interests of $2.8 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(o)

Principal balance of $47,500 bears interest at 5.38 percent and matures on July 1, 2017; principal balance of $78,121 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(p)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.
(q)	See Note 10: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(r)	The negative carrying value for this venture of $3,317 as of December 31, 2015, was included in accounts payable, accrued expenses and other liabilities.
(s)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2016 and 2015: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Entity / Property Name	2016	2015	2016	2015
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$76	$64	$208	$186
RoseGarden Monaco Holdings, L.L.C./ Monaco	(277)	(295)	(869)	(924)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(76)	(93)	(239)	(277)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	(594)	(151)	(1,189)	(681)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	—	—	—	—
Crystal House Apartments Investors LLC / Crystal House	(99)	(44)	(321)	(41)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(36)	(85)	(36)	(394)
RoseGarden Marbella South, L.L.C./ Marbella II	105	—	(202)	—
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	—	—	—	—
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(43)	(54)	(173)	(377)
Capitol Place Mezz LLC / Station Townhouses	(500)	(1,454)	(1,995)	(2,642)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(42)	—	(60)	—
RoseGarden Monaco, L.L.C./ San Remo Land	—	—	—	—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	—	(12)	(60)	(32)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(22)	—	(53)	(5)
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	81	102	256	258
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	111	110	321	332
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	74	38	266	110
BNES Associates III / Offices at Crystal Lake	109	13	(68)	133
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	—	(37)	—	(800)
Keystone-Penn	150	3,663	450	3,663
Keystone-TriState	(518)	(173)	(1,186)	(1,763)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	113	327	518	755
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(14)	(17)	(39)	(52)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	22,447	1,151	23,267	1,934
Other	745	82	826	(2,106)
Company’s equity in earnings (loss) of unconsolidated joint ventures	$21,790	$3,135	$19,622	$(2,723)

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2016 and December 31, 2015: (dollars in thousands)

	September 30, 2016
	Harborside		Combined
	South Pier	Other JV’s	Total
Assets:
Rental property, net	$41,161	$1,684,502	$1,725,663
Other assets	17,959	250,274	268,233
Total assets	$59,120	$1,934,776	$1,993,896
Liabilities and partners’ members’ capital:
Mortgages and loans payable	$100,000	$1,235,918	$1,335,918
Other liabilities	4,985	226,086	231,071
Partners’/members’ capital	(45,865)	472,772	426,907
Total liabilities and partners’/members’ capital	$59,120	$1,934,776	$1,993,896
Company’s net investment in unconsolidated joint ventures	$—	$319,807	$319,807

	December 31, 2015
	Harborside		Combined
	South Pier	Other JV’s	Total
Assets:
Rental property, net	$44,925	$1,736,696	$1,781,621
Other assets	15,249	291,751	307,000
Total assets	$60,174	$2,028,447	$2,088,621
Liabilities and partners’ members’ capital:
Mortgages and loans payable	$63,741	$1,234,552	$1,298,293
Other liabilities	5,481	210,470	215,951
Partners’/members’ capital	(9,048)	583,425	574,377
Total liabilities and partners’/members’ capital	$60,174	$2,028,447	$2,088,621
Company’s net investment in unconsolidated joint ventures	$—	$303,457	$303,457

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Harborside		Combined
	South Pier	Other JV’s	Total
Total revenues	$11,262	$78,808	$90,070
Operating and other expenses	(7,248)	(56,411)	(63,659)
Depreciation and amortization	(1,499)	(14,825)	(16,324)
Interest expense	(1,036)	(12,236)	(13,272)
Net income	$1,479	$(4,664)	$(3,185)
Company’s equity in earnings of unconsolidated joint ventures	$22,447	$(657)	$21,790

	Three Months Ended September 30, 2015
	Harborside		Combined
	South Pier	Other JV’s	Total
Total revenues	$12,390	$70,196	$82,586
Operating and other expenses	(7,580)	(48,389)	(55,969)
Depreciation and amortization	(1,501)	(15,322)	(16,823)
Interest expense	(1,008)	(13,614)	(14,622)
Net income	$2,301	$(7,129)	$(4,828)
Company’s equity in earnings of unconsolidated joint ventures	$1,151	$1,984	$3,135

	Nine Months Ended September 30, 2016
	Harborside		Combined
	South Pier	Other JV’s	Total
Total revenues	$30,973	$223,412	$254,385
Operating and other expenses	(20,356)	(154,320)	(174,676)
Depreciation and amortization	(4,478)	(47,612)	(52,090)
Interest expense	(3,020)	(37,716)	(40,736)
Net income	$3,119	$(16,236)	$(13,117)
Company’s equity in earnings of unconsolidated joint ventures	$23,267	$(3,645)	$19,622

	Nine Months Ended September 30, 2015
	Harborside	Other	Combined
	South Pier	JV’s	Total
Total revenues	$31,815	$206,323	$238,138
Operating and other expenses	(20,306)	(148,972)	(169,278)
Depreciation and amortization	(4,589)	(47,043)	(51,632)
Interest expense	(3,051)	(36,229)	(39,280)
Net income	$3,869	$(25,921)	$(22,052)
Company’s equity in earnings of unconsolidated joint ventures	$1,934	$(4,657)	$(2,723)

Recent Transactions

The South Pier at Harborside venture had a $59.1 million mortgage loan collateralized by the hotel property, which bore interest at a rate of 6.15 percent and was scheduled to mature in November 2016.  The venture also had a $3.0 million loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development (“HUD loan”), which was guaranteed by the Company, half of which was indemnified by the venture partner.  On September 14, 2016, the venture refinanced the mortgage loan and repaid in full the HUD loan, eliminating the previous guarantee which had caused the Company to carry this investment at a negative balance. The Company recorded this reversal through equity in earnings for the three months ended September 30, 2016.

The new loan, with a balance of $100.0 million at September 30, 2016, bears interest at a rate of 3.668 percent and matures in October 2026.  In connection with the refinancing, the venture distributed $35.7 million of the loan proceeds, of which the Company’s share was $17.8 million.  Due to the fact that the Company’s equity basis in this investment was now held at zero, $17.8 million was recognized as equity in earnings for the three and nine months ended September 30, 2016.  The Company has no obligations to fund future venture losses nor has any guarantees on the joint venture’s current debt.

5.              DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	September 30,	December 31,
(dollars in thousands)	2016	2015
Deferred leasing costs	$230,718	$239,690
Deferred financing costs - revolving credit facility (a)	5,359	5,394
	236,077	245,084
Accumulated amortization	(107,982)	(118,014)
Deferred charges, net	128,095	127,070
Notes receivable (b)	13,313	13,496
In-place lease values, related intangibles and other assets, net	77,656	10,931
Goodwill (c)	2,945	2,945
Prepaid expenses and other assets, net (d)	81,645	49,408

Total deferred charges, goodwill and other assets, net	$303,654	$203,850

(a)         Pursuant to recently issued accounting standards, deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are classified to net against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of September 30, 2016: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent and matures in August 2017; and an interest-free note receivable with a net present value of $2.9 million and matures in April 2023.  The Company believes these balances are fully collectible.

(c)          All goodwill is attributable to the Company’s Multi-family Services segment.

(d)         Includes as of September 30, 2016, $39.0 million of proceeds from property sales held by a qualified intermediary.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of September 30, 2016, the Company had outstanding interest rate swaps with a combined notional value of $350 million that were designated as cash flow hedges of interest rate risk. During the nine months ending September 30, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company recorded ineffectiveness gain of $1,012,000 and zero, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2.7 million will be reclassified as an increase to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of zero and $12,000 for the three months ended September 30, 2016 and 2015, respectively and $2,000 and $92,000 during the nine months ended September 30, 2016 and 2015, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2016 and December 31, 2015.  (dollars in thousands)

	Fair Value
Liability Derivatives designated	September 30,	December 31,
as hedging instruments	2016	2015	Balance sheet location
Interest rate swaps	$7,528	$—	Accounts payable, accrued expenses and other liabilities

Asset Derivatives not designated
as hedging instruments
Interest rate caps	$—	$2	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ending September 30, 2016 and 2015.  (dollars in thousands)

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from

Amount of Gain or
(Loss) Recognized in
Income on Derivative
(Ineffective Portion,
Reclassification for
Forecasted Transactions
No Longer Probable of
Occurring and Amount
Excluded from
Effectiveness Testing)

Hedging Relationships	2016	2015	Income (Effective Portion)	2016	2015	Effectiveness Testing)	2016	2015
Three months ended September 30,
Interest rate swaps	$866	$—	Interest expense	$860	$—	Interest and other investment income (loss)	$1,012	$—
Nine months ended September 30,
Interest rate swaps	$(10,128)	$—	Interest expense	$2,600	$—	Interest and other investment income (loss)	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.0 million.  As of September 30, 2016, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $8.0 million.

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

	September 30,	December 31,
	2016	2015
Security deposits	$8,872	$7,785
Escrow and other reserve funds	45,912	27,558

Total restricted cash	$54,784	$35,343

7.              SENIOR UNSECURED NOTES

On September 12, 2016, the Company commenced a tender offer to purchase for cash any and all of its $250 million principal amount, 7.750 percent Senior Unsecured Notes due August 15, 2019, subject to certain terms and conditions. On September 19, 2016, the Company purchased approximately $114.9 million principal amount of these notes validly tendered pursuant to its tender offer.  The purchase price, including a make-whole premium, was 115.977 percent of the face amount of these notes, plus all accrued and unpaid interest up to the settlement date.  The Company funded the purchase price, including accrued and unpaid interest, of approximately $134.1 million using available cash and borrowings on the Company’s unsecured revolving credit facility.  In connection with the purchase of these notes, the Company recorded approximately $19.3 million as a loss from extinguishment of debt for the three and nine months ended September 30, 2016.

A summary of the Company’s senior unsecured notes as of September 30, 2016 and December 31, 2015 is as follows:  (dollars in thousands)

	September 30,	December 31,	Effective
	2016	2015	Rate (1)
5.800% Senior Unsecured Notes, due January 15, 2016 (2)	—	$200,000	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	$250,000	250,000	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019 (3)	135,136	250,000	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	960,136	1,275,000
Adjustment for unamortized debt discount	(5,013)	(6,156)
Unamortized deferred financing costs	(3,848)	(5,062)

Total senior unsecured notes, net	$951,275	$1,263,782

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

(2)         On January 15, 2016, the Company repaid these notes at their maturity using proceeds from a new unsecured term loan and borrowings under the Company’s unsecured revolving credit facility.

(3)         On September 19, 2016, the Company purchased $114.9 million principal amount of these notes pursuant to its tender offer.  See summary above.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of September 30, 2016.

8.              UNSECURED TERM LOAN

On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options.  The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Operating Partnership’s unsecured debt ratings, or at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s unsecured revolving credit facility and to repay the Company’s $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.  As of September 30, 2016 and December 31, 2015, there was $2,170,000 and zero of unamortized deferred financing costs related to this debt.

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

The terms of the unsecured term loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured term loan as of September 30, 2016.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its revolving credit facility as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $95 million and $155 million, respectively, under its unsecured revolving credit facility.

10.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of September 30, 2016, 21 of the Company’s properties, with a total carrying value of approximately $1.2 billion, and three of the Company’s development projects, with a total carrying value of approximately $146 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2016.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2016 and December 31, 2015 is as follows: (dollars in thousands)

		Effective		September 30,	December 31,
Property/Project Name	Lender	Rate (a)		2016	2015	Maturity
Port Imperial South (b)	Wells Fargo Bank N.A.	LIBOR+1.75%		—	$34,962	—
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview (c)	Wells Fargo CMBS	10.260%		—	63,279	—
9200 Edmonston Road (d)	Principal Commercial Funding L.L.C.	9.780%		—	3,793	—
4 Becker	Wells Fargo CMBS	11.260%		$40,180	40,631	05/11/16	(e)
Various (f)	Prudential Insurance	6.332%		141,894	143,513	01/15/17
150 Main St. (g)	Webster Bank	LIBOR+2.35%		25,159	10,937	03/30/17
Curtis Center (h)	CCRE & PREFG	LIBOR+5.912	%(i)	75,000	64,000	10/09/17
23 Main Street	JPMorgan CMBS	5.587%		28,020	28,541	09/01/18
Port Imperial 4/5 Hotel (j)	Fifth Third Bank & Santander	LIBOR+4.50%		8,311	—	10/06/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%		214,690	217,736	11/01/18
Chase II (k)	Fifth Third Bank	LIBOR+2.25%		23,599	—	12/15/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,058	18,273	02/01/19
One River Center (l)	Guardian Life Insurance Co.	7.311%		41,367	41,859	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872	%(m)	27,500	27,500	04/10/19
Port Imperial South 11 (n)	JPMorgan Chase	LIBOR+2.35%		7,136	—	11/24/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.740%		72,500	—	02/01/23
Portside 7 (o)	CBRE Capital Markets/	3.569%		58,998	—	08/01/23
	FreddieMac
101 Hudson (p)	Wells Fargo CMBS	3.197	%(q)	250,000	—	10/11/26
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600	32,600	12/01/29

Principal balance outstanding				1,069,012	731,624
Adjustment for unamortized debt discount				—	(548)
Unamortized deferred financing costs				(7,808)	(4,465)

Total mortgages, loans payable and other obligations, net				$1,061,204	$726,611

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On January 19, 2016, the loan was repaid in full at maturity, using borrowings from the Company’s revolving credit facility.
(c)

On April 22, 2016, the loan was repaid at a discount for $51.5 million, using borrowings from the Company’s revolving credit facility. Accordingly, the Company recognized a gain on extinguishment of debt of $12.4 million, which is included in loss on extinguishment of debt, net.

(d)	On May 5, 2016, the Company transferred the deed for 9200 Edmonston Road to the lender in satisfaction of its obligations and recorded a gain of $0.2 million.
(e)	The Company has begun discussions with the lender regarding the past due maturity of the loan.
(f)	Mortgage is cross collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of $61.1 million of the loan.
(g)	This construction loan has a maximum borrowing capacity of $28.8 million.
(h)

The Company owns a 50 percent tenants-in-common interest in the Curtis Center property. The Company’s $75 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.8191 percent at September 30, 2016 and its 50 percent interest in a $48 million mezzanine loan with a current rate of 10.025 percent at September 30, 2016. The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points. The Company has entered into LIBOR caps for the periods of the loans. In October 2016, the first of three one-year extension options was exercised by the venture.

(i)	The effective interest rate includes amortization of deferred financing costs of 1.362 percent.
(j)	This construction loan has a maximum borrowing capacity of $94 million.
(k)	This construction loan has a maximum borrowing capacity of $48 million.
(l)	Mortgage is collateralized by the three properties comprising One River Center.
(m)	The effective interest rate includes amortization of deferred financing costs of 0.122 percent.
(n)	This constuction loan has a maximum borrowing capacity of $78 million.

(o)	This mortgage loan was obtained by the Company in July 2016 to replace a $42.5 million mortgage loan that was in place at the property acquisition date of April 1, 2016.
(p)	This mortgage loan was obtained by the Company on September 30, 2016. $19.2 million of the mortgage loan principal was placed in escrow accounts directly by the lender at the loan closing.
(q)	The effective interest rate includes amortization of deferred financing costs of 0.0798 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 2016 and 2015 was $89,617,000 and $85,019,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2016 and 2015 was $14,436,000 and $11,744,000, respectively (which amounts included $3,937,000 and $3,769,000 for the nine months ended September 30, 2016 and 2015, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of September 30, 2016, the Company’s total indebtedness of $2,474,148,000 (weighted average interest rate of 4.48 percent) was comprised of $261,706,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.75 percent) and fixed rate debt and other obligations of $2,212,442,000 (weighted average rate of 4.56 percent).

As of December 31, 2015, the Company’s total indebtedness of $2,154,920,000 (weighted average interest rate of 5.22 percent) was comprised of $292,399,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.81 percent) and fixed rate debt and other obligations of $1,862,521,000 (weighted average rate of 5.60 percent).

11.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2016 and 2015 was $254,000 and zero, respectively, and $746,000 and zero for the nine months ended September 30, 2016 and 2015, respectively.

12.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2016 and December 31, 2015.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2016 and December 31, 2015.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured term loan, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,483,897,000 and $2,150,507,000 as compared to the book value of approximately $2,455,309,000 and $2,145,393,000 as of September 30, 2016 and December 31, 2015, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

13.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $279,000 and $247,000 for the three months ended September 30, 2016 and 2015, respectively, and $798,000 and $742,000 for the nine months ended September 30, 2016 and 2015, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $1.1 million and $854,000 for the three months ended September 30, 2016 and 2015, respectively, and $2.9 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equals $1,227,708 annually through April 2017 and then increases to $1,406,064 annually until expiration.  The PILOT totaled $306,927 for the three months ended September 30, 2016.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2016, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2016	$320
2017	2,024
2018	1,989
2019	1,999
2020	2,015
2021 through 2084	172,264

Total	$180,611

Ground lease expense incurred by the Company amounted to $538,000 and $102,000 during the three months ended September 30, 2016 and 2015, respectively, and $767,000 and $305,000 during the nine months ended September 30, 2016 and 2015, respectively.

CONSTRUCTION PROJECTS

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy in the fourth quarter of 2016.  The Eastchester Project is estimated to cost a total of $53.1 million (of which development costs of $49.4 million have been incurred through September 30, 2016).  The venture has a $28.8 million construction loan (with $25.2 million outstanding as of September 30, 2016).  The Company expects to fund costs of approximately $24 million for the development of the project (of which, as of September 30, 2016, the Company has funded $20.1 million of the development costs and estimates it will need to fund an additional $3.9 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land in Worcester, Massachusetts to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of September 30, 2016), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the fourth quarter 2017.  The second phase with 128 units started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  The Company has a construction loan with a maximum borrowing amount of $41.5 million and has received a term sheet to increase the loan to $58 million related to the construction of the second phase (with no outstanding balance as of September 30, 2016).  Total development costs for both phases are estimated to be approximately $90.5 million (of which $23.9 million was incurred by the Company through September 30, 2016 and estimates it will need to fund an additional $8.6 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 372-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million.  The venture has a $94 million construction loan (with $8.3 million outstanding as of September 30, 2016).  As of

September 30, 2016, the Company incurred development costs of $8.4 million and will not need to fund additional costs for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.9 million (of which the Company has funded $26.9 million through September 30, 2016) and is expected to be ready for occupancy by fourth quarter of 2016.  The Company has a construction loan with a maximum borrowing amount of $48 million (with $23.6 million outstanding as of September 30, 2016).  The Company will not need to fund additional costs for the completion of the Chase II Project.

The Company owned an office property that has been repurposed for residential use.  The 197-unit multi-family development project, which is located in Morris Plains, New Jersey (“Signature Place Project”), is expected to be ready for occupancy by the fourth quarter of 2017. The Signature Place Project, which is estimated to cost a total of $58.7 million (of which development costs of $13.1 million have been incurred through September 30, 2016) is expected to be funded by a $42 million construction loan.  The Company expects to fund costs of approximately $16.7 million for the development of the project, of which the Company has incurred $12.9 million as of September 30, 2016.

The Company owns a leasehold interest in developable land for a 296-unit multi-family development project located in East Boston, Massachusetts (“Portside 5/6 Project”).  The project is expected to be ready for occupancy by the first quarter of 2018.  The Portside 5/6 Project, which is estimated to cost a total of $111.4 million (of which development costs of $27.7 million have been incurred through September 30, 2016), is expected to be funded primarily by a $73 million construction loan.  The Company expects to fund costs of $38.4 million for the development of the project, of which the Company has funded $26.0 million as of September 30, 2016.

The Company owns developable land for a 295-unit multi-family development project located in Weehawken, New Jersey (“RiverHouse 11 Project”), which began construction in the first quarter 2016.  The project is expected to be ready for occupancy by first quarter 2018.  The RiverHouse 11 Project, which is estimated to cost a total of $124 million (of which development costs of $33 million have been incurred through September 30, 2016), is expected to be funded primarily by a $78 million construction loan.  The Company expects to fund costs of $46 million for the development of the project, of which the Company has funded $25.8 million as of September 30, 2016.

The Company owns developable land to accommodate a development project of approximately 310-unit multi-family rental property located in Conshohocken, Pennsylvania, which began construction in the third quarter of 2016 (the “51 Washington Street Project”) with anticipated initial occupancy in the fourth quarter of 2018.  The 51 Washington Street Project, which is estimated to cost a total of $86.1 million (of which development costs of $19.5 million have been incurred through September 30, 2016), is expected to be funded with a $54 million construction loan and the balance of $32.1 million from the Company.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which could result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Company’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired as of February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director); the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of September 30, 2016, 116 of the Company’s properties, with an aggregate carrying value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at September 30, 2016 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2016	$119,973
2017	438,466
2018	379,744
2019	319,822
2020	273,424
2021 and thereafter	1,194,462

Total	$2,725,891

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

15.                   MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY AND MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the General Partner may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the General Partner, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules.  To help ensure that the General Partner will not fail this test, the General Partner’s Charter provides, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership.  Moreover, to evidence compliance with these requirements, the General Partner must maintain records that disclose the actual ownership of its outstanding common stock and demands written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Operating Partnership held by the General Partner, and (b) Limited Partners’ capital consisting of common units and LTIP Units held by the limited partners.  See Note 16: Noncontrolling interests in Subsidiaries.

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The General Partner has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these purchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.5 million shares of the Company’s common stock have been reserved for future issuance.  The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the Company’s shares of common stock.  The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the SEC for the approximately 5.5 million shares of the Company’s common stock reserved for issuance under the DRIP.

STOCK OPTION PLANS

In May 2013, the Company established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Company approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of September 30, 2016 and December 31, 2015, the stock options outstanding had a weighted average remaining contractual life of approximately 8.6 and 9.4 years, respectively.

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin and DeMarco (together, the “Executive Employment Agreements”), the Company granted options to purchase a total of 800,000 shares of the Company’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the Company’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”), and 400,000 of such options vesting if the Company’s common stock trades at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions.  The Price Vesting options vested on July 5, 2016 on account of the price vesting condition being achieved.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2016	805,000	$17.33	$4,843
Lapsed or Cancelled	—	—
Outstanding at September 30, 2016 ($17.31 – $21.25)	805,000	$17.33	$7,958
Options exercisable at September 30, 2016	538,334
Available for grant at September 30, 2016	2,728,507

There were no stock options exercised under any stock option plans for the nine months ended September 30, 2016 and 2015, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $924,000 and $185,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,291,000 and $248,000 for the nine months ended September 30, 2016 and 2015, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 82,716 unvested shares were legally outstanding at September 30, 2016.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 37,550.54 Restricted Stock Awards, which were valued in accordance with ASC 718 — Stock Compensation, at their fair value.  These awards vest equally over a three-year period on each annual anniversary date of the grant date.

All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the Company were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2016	136,220	$19.36
Granted	36,870	21.70
Vested	(61,654)	18.94
Forfeited	(3,687)	21.70
Outstanding at September 30, 2016	107,749	$20.33

As of September 30, 2016, the Company had $0.5 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.5 years.

PERFORMANCE SHARE UNITS

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 112,651.64 performance share units (“PSUs”) which will vest from 0 to 150 percent of the number of PSUs granted based on the Company’s total shareholder return relative to a peer group of equity office REITs over a three-year performance period starting from the grant date, each PSU evidencing the right to receive a share of the Company’s common stock upon vesting.  The PSUs are also entitled to the payment of dividend equivalents in respect of vested PSUs in the form of additional PSUs.  The PSUs were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value on the grant date, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.

The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting of the PSUs in accordance with their terms and conditions.

As of September 30, 2016, the Company had $0.8 million of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.

LONG-TERM INCENTIVE PLAN AWARDS

On March 8, 2016, the Company granted Long-Term Incentive Plan (“LTIP”) awards to senior management of the Company, including all of the Company’s executive officers (the “2016 LTIP Awards”).  All of the 2016 LTIP Awards were in the form of units in the Operating Partnership (“LTIP Units”) and constitute awards under the 2013 Plan. For Messrs. Rudin, DeMarco and Tycher, approximately 25 percent of the target 2016 LTIP Award was in the form of a time-based award that will vest after three years on March 8, 2019 (the “2016 TBV LTIP Units”), and the remaining approximately 75 percent of the target 2016 LTIP Award was in the form of a performance-based award under a new Outperformance Plan (the “2016 OPP”) adopted by the Company’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2016 PBV LTIP Units”).  For all other executive officers, approximately 40 percent of the target 2016 LTIP Award was in the form of 2016 TBV LTIP Units and the remaining approximately 60 percent of the target 2016 LTIP Award was in the form of 2016 PBV LTIP Units.

The 2016 OPP is designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from March 8, 2016 through March 7, 2019. The senior management team that received 2016 LTIP Awards includes the Company’s eight executive officers.  Participants in the 2016 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a 50 percent absolute total stockholder return (“TSR”) and if the Company is in the 75th percentile of performance versus the NAREIT Office Index.

LTIP Units will remain subject to forfeiture depending on the extent that the 2016 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2016 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Company and for the Index over the three-year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

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

The Company granted a total of 499,756 PBV LTIP Units and 157,617 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of September 30, 2016, the Company had $7.4 million of total unrecognized compensation cost related to unvested 2016 LTIP Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.9 years.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS

The Amended and Restated Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units.  The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Board of Directors or a change in control of the Company, as defined in the plan.  Deferred stock units are credited to each director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarter.  Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the nine months ended September 30, 2016 and 2015, 11,249 and 15,279 deferred stock units were earned, respectively.  As of September 30, 2016 and December 31, 2015, there were 190,322 and 178,039 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and nine months ended September 30, 2016 and 2015 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPS	2016	2015	2016	2015
Net income (loss)	$(9,605)	$(142,141)	$113,530	$(106,077)
Add: Noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Add (deduct): Noncontrolling interest in Operating Partnership	999	15,530	(11,947)	11,461
Net income (loss) available to common shareholders	$(8,541)	$(126,892)	$102,043	$(94,034)

Weighted average common shares	89,755	89,249	89,739	89,229

Basic EPS:
Net income (loss) available to common shareholders	$(0.10)	$(1.42)	$1.14	$(1.05)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPS	2016	2015	2016	2015
Net income (loss) available to common shareholders	$(8,541)	$(126,892)	$102,043	$(94,034)
Add (deduct): Noncontrolling interest in Operating Partnership	(999)	(15,530)	11,947	(11,461)
Net income (loss) for diluted earnings per share	$(9,540)	$(142,422)	$113,990	$(105,495)

Weighted average common shares	100,253	100,172	100,486	100,236

Diluted EPS:
Net income (loss) available to common shareholders	$(0.10)	$(1.42)	$1.13	$(1.05)

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic EPS shares	89,755	89,249	89,739	89,229
Add: Operating Partnership — common units	10,498	10,923	10,502	11,007
Restricted Stock Awards	—	—	50	—
Stock Options	—	—	195	—
Diluted EPS Shares	100,253	100,172	100,486	100,236

Contingently issuable shares under the PSUs and Price Vesting Options were excluded from the denominator in 2016 and 2015 because the criteria had not been met for the period ended September 30, 2016.  Not included in the computations of diluted EPS were zero and 405,000 stock options as such securities were anti-dilutive during the periods ended September 30, 2016 and 2015, respectively.  Also, not included in the computations of diluted EPS were all of the LTIP Units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of September 30, 2016 and 2015 were 82,716 and 99,006 shares, respectively.

Dividends declared per common share for each of the three-month periods ended September 30, 2016 and 2015 was $0.15 per share.  Dividends declared per common share for each of the nine-month periods ended September 30, 2016 and 2015 was $0.45 per share.

Mack-Cali Realty, L.P.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPU	2016	2015	2016	2015
Net income (loss)	$(9,605)	$(142,141)	$113,530	$(106,077)
Add: Noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Net income (loss) available to common unitholders	$(9,540)	$(142,422)	$113,990	$(105,495)

Weighted average common units	100,253	100,172	100,241	100,236

Basic EPU:
Net income (loss) available to common unitholders	$(0.10)	$(1.42)	$1.14	$(1.05)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPU	2016	2015	2016	2015
Net income (loss) available to common unitholders	$(9,540)	$(142,422)	$113,990	$(105,495)

Weighted average common unit	100,253	100,172	100,486	100,236

Diluted EPU:
Net income (loss) available to common unitholders	$(0.10)	$(1.42)	$1.13	$(1.05)

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic EPU units	100,253	100,172	100,241	100,236
Add: Restricted Stock Awards	—	—	50	—
Stock Options	—	—	195	—
Diluted EPU Units	100,253	100,172	100,486	100,236

Contingently issuable shares under the PSUs and Price Vesting Options were excluded from the denominator in 2016 and 2015 because the criteria had not been met for the period ended September 30, 2016.  Not included in the computations of diluted EPU were zero and 405,000 stock options as such securities were anti-dilutive during the periods ended September 30, 2016 and 2015, respectively.  Also, not included in the computations of diluted EPU were all of the LTIP Units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of September 30, 2016 and 2015 were 82,716 and 99,006 shares, respectively.

Distributions declared per common unit for each of the three-month periods ended September 30, 2016 and 2015 was $0.15 per unit.  Distributions declared per common unit for each of the nine-month periods ended September 30, 2016 and 2015 was $0.45 per unit.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (applicable only to General Partner)

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

The following table reflects the activity of noncontrolling interests for the nine months ended September 30, 2016 and 2015, respectively (dollars in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Balance at January 1	$228,032	$257,230
Net income	11,487	(12,043)
Unit distributions	(4,947)	(4,927)
Acquisition/increase in noncontrolling interests in consolidated joint ventures	(35,544)	251
Redemption of common units for common stock	(308)	(5,370)
Stock compensation	1,511	—
Other comprehensive income (loss)	(789)	—
Rebalancing of ownership percentage between parent and subsidiaries	(865)	276
Balance at September 30	$198,577	$235,417

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2016, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.9 million as of September 30, 2016.

Common Units

Certain individuals and entities own common units in the Operating Partnership.  A common unit and a share of Common Stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.  Common unitholders have the right to redeem their common units, subject to certain restrictions.  The redemption is required to be satisfied in shares of Common Stock, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each common unit.  The General Partner, in its sole discretion, determines the form of redemption of common units (i.e., whether a common unitholder receives Common Stock, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock as opposed to cash, it is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the General Partner or the Operating Partnership under any circumstances.  When a unitholder redeems a common unit, noncontrolling interest in the Operating Partnership is reduced and Mack-Cali Realty Corporation Stockholders’ equity is increased.

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP awards to senior management of the Company, including all of the General Partner’s executive officers.  All of the 2016 LTIP Awards will be in the form of units in the Operating Partnership. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital — Long-Term Incentive Plan Awards.

LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes.  As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to a common unit.  If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to common units on a one-for-one basis.  After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to common units, LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock.

Unit Transactions

The following table sets forth the changes in noncontrolling interests in the Operating Partnership which relate to the common units and LTIP units in the Operating Partnership for the nine months ended September 30, 2016:

	Common	LTIP
	Units	Units
Balance at January 1, 2016	10,516,844	—
Granted	—	657,373
Redemption of common units for shares of common stock	(18,898)	—
Balance at September 30, 2016	10,497,946	657,373

Noncontrolling Interest Ownership in Operating Partnership

As of September 30, 2016 and December 31, 2015, the noncontrolling interest common unitholders owned 10.5 percent and 10.5 percent of the Operating Partnership, respectively.

NONCONTROLLING INTEREST IN CONSOLIDATED JOINT VENTURES (applicable to General Partner and Operating Partnership)

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

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2016 and 2015.  The Company had no long lived assets in foreign locations as of September 30, 2016 and December 31, 2015.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three and nine months ended September 30, 2016 and 2015 and selected asset information as of September 30, 2016 and December 31, 2015 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2016	$141,226	$8,806	$9,842	(e)	$(2,357)	$157,517
September 30, 2015	131,910	6,964	8,409	(f)	(1,125)	146,158
Nine months ended:
September 30, 2016	411,947	27,011	27,990	(e)	(7,281)	459,667
September 30, 2015	406,128	20,541	24,910	(f)	(3,139)	448,440

Total operating and interest expenses (a):
Three months ended:
September 30, 2016	$68,533	$5,005	$9,633	(g)	$21,269	$104,440
September 30, 2015	59,810	4,233	9,598	(h)	28,236	101,877
Nine months ended:
September 30, 2016	201,914	16,337	29,879	(g)	65,789	313,919
September 30, 2015	199,178	12,775	28,304	(h)	79,804	320,061

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
September 30, 2016	$22,487	$(1,442)	$745		$—	$21,790
September 30, 2015	5,181	(2,793)	747		—	3,135
Nine months ended:
September 30, 2016	23,569	(4,773)	826		—	19,622
September 30, 2015	4,611	(8,290)	956		—	(2,723)

Net operating income (loss) (b):
Three months ended:
September 30, 2016	$95,180	$2,359	$954		$(23,626)	$74,867
September 30, 2015	77,281	(62)	(442)		(29,361)	47,416
Nine months ended:
September 30, 2016	233,602	5,901	(1,063)		(73,070)	165,370
September 30, 2015	211,561	(524)	(2,438)		(82,943)	125,656

Total assets:
September 30, 2016	$3,394,462	$963,569	$15,441		$62,147	$4,435,619
December 31, 2015	3,166,577	836,020	9,831		41,535	4,053,963

Total long-lived assets (c):
September 30, 2016	$3,061,298	$667,602	$4,371		$(4,455)	$3,728,816
December 31, 2015	2,886,583	577,705	3,670		(1,531)	3,466,427

Total investments in unconsolidated joint ventures:
September 30, 2016	$80,735	$238,261	$811		$—	$319,807
December 31, 2015	76,140	225,850	1,467		—	303,457

(a)         Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; direct construction costs; real estate services expenses; general and administrative, acquisition related costs and interest expense (net of interest income).  All interest expense, net of interest and other investment income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

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

(e)          Includes $3.8 million and $10.1 million of fees and salary reimbursements earned for the three and nine months ended September 30, 2016, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(f)           Includes $1.5 million and $5.9 million of fees and salary reimbursements earned for the three and nine months ended September 30, 2015, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(g)          Includes $1.8 million and $4.9 million of management fees and salary reimbursement expenses for the three and nine months ended September 30, 2016, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(h)         Includes $1 million and $4.5 million of management fees and salary reimbursement expenses for the three and nine months ended September 30, 2016, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net operating income	$74,867	$47,416	$165,370	$125,656
Add (deduct):
Depreciation and amortization	(48,117)	(44,099)	(134,639)	(127,266)
Gain on change of control of interests	—	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	(17,053)	18,718	68,664	53,261
Gain on sale of investment in unconsolidated joint venture	—	—	5,670	6,448
Loss from extinguishment of debt, net	(19,302)	—	(6,882)	—
Impairments	—	(164,176)	—	(164,176)
Net income (loss)	(9,605)	(142,141)	113,530	(106,077)
Noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Noncontrolling interest in Operating Partnership	999	15,530	(11,947)	11,461
Net income (loss) available to common shareholders	$(8,541)	$(126,892)	$102,043	$(94,034)

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net operating income	$74,867	$47,416	$165,370	$125,656
Add (deduct):
Depreciation and amortization	(48,117)	(44,099)	(134,639)	(127,266)
Gain on change of control of interests	—	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	(17,053)	18,718	68,664	53,261
Gain on sale of investment in unconsolidated joint venture	—	—	5,670	6,448
Loss from extinguishment of debt, net	(19,302)	—	(6,882)	—
Impairments	—	(164,176)	—	(164,176)
Net income (loss)	(9,605)	(142,141)	113,530	(106,077)
Noncontrolling interest in consolidated joint ventures	65	(281)	460	582
Net income (loss) available to common unitholders	$(9,540)	$(142,422)	$113,990	$(105,495)

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (collectively, the “General Partner”), is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the General Partner has been a publicly traded REIT since 1994.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.

As of September 30, 2016, the Company owns or has interests in 263 properties (collectively, the “Properties”), consisting of 136 office and 110 flex properties, totaling approximately 29.0 million square feet, leased to approximately 1,800 commercial tenants and 17 multi-family rental properties containing 5,214 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.3 million square feet of additional commercial space and 11,200 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, over the past year, the Company has sold or has contracted to sell several properties, primarily commercial office, which it believes do not meet its long-term goals.

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

Of the Company’s core office markets, most have recently shown signs of improvement while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 23.4 million, 23.5 million and 24.0 million square feet at September 30, 2016, June 30, 2016 and September 30, 2015, respectively, was 87.7 percent leased at September 30, 2016 as compared to 86.7 percent leased at June 30, 2016 and 85.8 percent leased at September 30, 2015.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at September 30, 2016, June 30, 2016 and September 30, 2015 aggregate 29,692, 104,901 and 64,226 square feet, respectively, or 0.1, 0.5 and 0.3 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended September 30, 2016 (on 318,308 square feet of renewals) increased an average of 0.8 percent compared to rates that were in effect under the prior leases, as compared to a 3.7 percent increase during the three months ended September 30, 2015 (on 481,316 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended September 30, 2016 averaged $2.46 per square foot per year for a weighted average lease term of 3.1 years, and estimated lease costs for the renewed leases during the three months ended September 30, 2015 averaged $3.19 per square foot per year for a weighted average lease term of 3.4 years.  For the nine months ended September 30, 2016, rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable on 1,415,554 square feet of renewals) increased an average of 11.6 percent compared to rates that were in effect under the prior leases, as compared to a 0.3 percent increase during the nine months ended September 30, 2015 (on 1,871,829 square feet of renewals).  Estimated lease costs for the renewed leases during the nine months ended September 30, 2016 averaged $4.19 per square foot per year for a weighted averaged lease term of 5.2 years and estimated lease costs for the renewed leases during the nine months ended September 30, 2015 averaged $2.46 per square foot per year for a weighted average lease term of 3.0 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2016 and possibly beyond.  As of September 30, 2016, commercial leases which comprise approximately 1.7 and 15.2 percent of the Company’s annualized base rent are scheduled to expire during the three months ended December 31, 2016 and the year ended December 31, 2017, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates it is likely to achieve on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2016 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

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

•                  results from operations for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, and

•                  liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following office properties during the nine months ended September 30, 2016 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
04/04/16	11 Martine Avenue (a)	White Plains, New York	1	82,000	$10,750
04/07/16	320, 321 University Avenue (b)	Newark, New Jersey	2	147,406	23,000
06/02/16	101 Wood Avenue South (c)	Edison, New Jersey	1	262,841	82,300
07/01/16	111 River Street (c)	Hoboken, New Jersey	1	566,215	210,761

Total Acquisitions			5	1,058,462	$326,811

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

Consolidations

On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the nine months ended September 30, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

During the second quarter 2016, the Company, which held a 38.25 percent subordinate interest in the unconsolidated Portside Apartment Developers, L.L.C., a joint venture which owns a 175-unit operating multi-family property located in East Boston, Massachusetts, acquired the remaining interests of its joint venture partners for $39.6 million in cash plus the assumption of a mortgage loan secured by the property with a principal balance of $42.5 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $5.2 million in the nine months ended September 30, 2016.  On July 8, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $59 million, which bears interest at 3.44 percent and matures in August 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

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

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the nine months ended September 30, 2016 (dollars in thousands):

							Realized
							Gains
				Net		Net	(losses)/
Disposition			# of	Sales		Book	Unrealized
Date	Property/Address	Location	Bldgs.	Proceeds		Value	Losses, net
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	$4,119		$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	90,591		31,827	58,764
04/26/16	125 Broad Street (b)	New York, New York	1	192,323		200,183	(7,860)
05/09/16	9200 Edmonston Road	Greenbelt, Maryland	1	4,083	(c)	3,837	246
05/18/16	1400 L Street	Washington, D.C.	1	68,399	(d)	30,053	38,346
07/14/16	600 Parsippany Road	Parsippany, New Jersey	1	10,465	(e)	5,875	4,590
07/14/16	4,5,6 Century Drive (f)	Parsippany, New Jersey	3	14,533		17,308	(2,775)
08/11/16	Andover Place	Andover, Massachusetts	1	39,863		37,150	2,713
09/26/16	222,233 Mount Airy Road (g)	Basking Ridge, New Jersey	2	8,817		9,039	(222)
09/27/16	10 Mountainview Road	Upper Saddle River, New Jersey	1	18,990		19,571	(581)
Sub-total			13	452,183		359,126	93,057

Unrealized losses on rental property held for sale							(24,393)
Totals			13	$452,183		$359,126	$68,664

(a)	The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015.
(b)	The Company recorded impairment charges of $83.2 million on this property during the year ended December 31, 2015.
(c)

The Company transferred the deed for this property to the lender in satisfaction of its obligations. The Company recorded an impairment charge of $3.0 million on this property during the year ended December 31, 2012.

(d)	$28.5 million of the net sales proceeds from this sale were held by a qualified intermediary until such funds are used in acquisitions.
(e)	$10.5 million of the net sales proceeds from this sale were held by a qualified intermediary until such funds are used in acquisitions.
(f)	The Company recorded impairment charges of $9.8 million on these properties during the year ended December 31, 2015.
(g)	The Company recorded impairment charges of $1 million on these properties during the year ended December 31, 2015.

Rental Property Held for Sale, Net

During the three months ended September 30, 2016, the Company signed agreements to sell 14 office properties totaling approximately 1.8 million square feet, subject to certain conditions, and identified them as held for sale as of September 30, 2016.  The properties are located in Freehold, New Jersey, Roseland, New Jersey, Greenbelt, Maryland and Lanham, Maryland.  The total estimated sales proceeds from the three separate sales are expected to be approximately $113 million.  The Company determined that the carrying value of 11 of the office properties were not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $24.4 million at September 30, 2016.

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies — Investments in Unconsolidated Joint Ventures — to the Financial Statements, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the nine months ended September 30, 2016 and 2015 was $14.4 million and $11.7 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Rental Property Held for Sale:

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority and there are no significant contingencies relating to the sale.  If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2016 (“2016”), as compared to the three and nine months ended September 30, 2015 (“2015”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2015 (for the three-month period comparison), and which represent all in-service properties owned by the Company at December 31, 2014, (for the nine-month period comparisons), excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2015 through September 30, 2016; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2015 through September 30, 2016 (for the three-month comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2015 through September 30, 2016 (for the nine-month period comparisons) and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2015 through September 30, 2016.  During 2016 and 2015, four office properties, aggregating 634,523 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Revenue from rental operations and other:
Base rents	$129,523	$119,707	$9,816	8.2%
Escalations and recoveries from tenants	16,177	15,050	1,127	7.5
Parking income	3,443	2,749	694	25.2
Other income	1,724	1,142	582	51.0
Total revenues from rental operations	150,867	138,648	12,219	8.8

Property expenses:
Real estate taxes	20,606	19,143	1,463	7.6
Utilities	14,127	13,172	955	7.3
Operating services	25,553	24,535	1,018	4.1
Total property expenses	60,286	56,850	3,436	6.0

Non-property revenues:
Real estate services	6,650	7,510	(860)	(11.5)
Total non-property revenues	6,650	7,510	(860)	(11.5)

Non-property expenses:
Real estate services expenses	6,361	6,673	(312)	(4.7)
General and administrative	14,007	13,670	337	2.5
Acquisition-related costs	815	—	815	—
Depreciation and amortization	48,117	44,099	4,018	9.1
Impairments	—	164,176	(164,176)	(100.0)
Total non-property expenses	69,300	228,618	(159,318)	(69.7)
Operating income	27,931	(139,310)	167,241	120.0
Other (expense) income:
Interest expense	(24,233)	(24,689)	456	1.8
Interest and other investment income (loss)	1,262	5	1,257	25,140.0
Equity in earnings (loss) of unconsolidated joint ventures	21,790	3,135	18,655	595.1
Gain on change of control of interests	—	—	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	(17,053)	18,718	(35,771)	(191.1)
Gain on sale of investment in unconsolidated joint venture	—	—	—	—
Loss from extinguishment of debt, net	(19,302)	—	(19,302)	—
Total other (expense) income	(37,536)	(2,831)	(34,705)	(1,225.9)
Net income (loss)	$(9,605)	$(142,141)	$132,536	93.2%

The following is a summary of the changes in revenue from rental operations and property expenses in 2016 as compared to 2015 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2015 and 2016 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2015 and 2016
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$9,816	8.2%	$6,174	5.2%	$13,376	11.2%	$(9,734)	(8.2)%
Escalations and recoveries from tenants	1,127	7.5	1,132	7.5	1,281	8.5	(1,286)	(8.5)
Parking income	694	25.2	33	1.2	711	25.9	(50)	(1.9)
Other income	582	51.0	589	51.6	(2)	(0.2)	(5)	(0.4)
Total	$12,219	8.8%	$7,928	5.7%	$15,366	11.1%	$(11,075)	(8.0)%

Property expenses:
Real estate taxes	$1,463	7.6%	$2,491	13.0%	$1,175	6.1%	$(2,203)	(11.5)%
Utilities	955	7.3	560	4.3	1,136	8.6	(741)	(5.6)
Operating services	1,018	4.1	925	3.8	2,575	10.5	(2,482)	(10.2)
Total	$3,436	6.0%	$3,976	7.0%	$4,886	8.6%	$(5,426)	(9.5)%

OTHER DATA:
Number of Consolidated Properties	214		208		6		22
Commercial Square feet (in thousands)	23,355		22,322		1,033		2,967
Multi-family portfolio (number of units)	1,627		1,081		546		—

Base rents. Base rents for the Same-Store Properties increased $6.2 million, or 5.2 percent, for 2016 as compared to 2015, due primarily to a 1.4 percent increase in the average same store percent leased to 87.2 percent from 85.8 percent, and an $0.84 increase in average annual rents per square foot to $22.40 from $21.56 for 2016 as compared to 2015.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties increased $1.1 million, or 7.5 percent, for 2016 over 2015 due primarily to higher utility and operating expenses to recover in 2016, as well as lower recoveries from tenants in 2015 on account of real estate tax appeal proceeds.

Parking income. Parking income for the Same-Store Properties was relatively unchanged for 2016 as compared to 2015.

Other income. Other income for the Same-Store Properties increased $0.6 million, or 51.6 percent, for 2016 over 2015, due primarily to proceeds from a litigation settlement received in 2016.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $2.5 million, or 13.0 percent, for 2016 as compared to 2015.  The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2016 as compared to 2015.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.7 million, or 3.9 percent, for 2016 over 2015, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties increased $0.6 million, or 4.3 percent, for 2016 as compared to 2015, due primarily to increased usage in 2016 as compared to 2015.

Operating Services. Operating services for the Same-Store Properties increased $0.9 million, or 3.8 percent, due primarily to an increase in maintenance costs in 2016 as compared to 2015.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.9 million, or 11.5 percent, for 2016 as compared to 2015, due primarily to decreased third party development and management activity in multi-family services in 2016 as compared to 2015.

Real estate services expense. Real estate services expense decreased $0.3 million, or 4.7 percent, for 2016 as compared to 2015, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses increased $0.3 million in 2016 as compared to 2015, due primarily to increases in various small overhead items.

Acquisition-related costs. The Company incurred transaction costs of $0.8 million in 2016 related to the Company’s property and consolidated joint venture acquisitions.  See Note 3 to the Financial Statements: Recent Transactions — Acquisitions.

Depreciation and amortization. Depreciation and amortization increased $4.0 million, or 9.1 percent, for 2016 over 2015.  This increase was due primarily to depreciation of $9.9 million in 2016 on the Acquired Properties, partially offset by lower depreciation of $4.8 million in 2016 as compared to 2015 for properties sold or removed from service and a decrease of $1.1 million for 2016 as compared to 2015 on the Same-Store Properties due to assets becoming fully amortized.

Interest expense. Interest expense decreased $0.5 million, or 1.8 percent, for 2016 as compared to 2015.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2015 and early 2016.

Impairments. The Company recorded $164.2 million in impairment charges in 2015 on certain properties to reduce the carrying value to their estimated fair market values.

Interest and other investment income. Interest and other investment income increased $1.3 million, 2016 over 2015, primarily as a result of a valuation mark-to-market gain for an interest swap in 2016.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $18.7 million, or 595.1 percent, for 2016 as compared to 2015.  The increase was due primarily to an increase in equity in earnings income of $21.7 million from refinancing proceeds received from the Company’s South Pier at Harborside venture, partially offset by several small decreases in equity in earnings for certain joint ventures in 2016 as compared to 2015.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized losses on disposition of rental property of $7.3 million in 2016, net of unrealized valuation losses recognized on property held for sale of $24.4 million, and $18.7 million in net gains from sales in 2015.

Loss from extinguishment of debt, net. In 2016, the Company recognized a loss from extinguishment of debt of $19.3 million due to the costs of the early repayment of certain Senior Unsecured Notes. See Note 7 to the Financial Statements: Senior Unsecured Notes.

Net income. Net loss decreased to $9.6 million in 2016 from a loss of $142.1 million in 2015.  The decreased loss of $132.5 million was due to the factors discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Revenue from rental operations and other:
Base rents	$380,133	$364,746	$15,387	4.2%
Escalations and recoveries from tenants	45,248	49,291	(4,043)	(8.2)
Parking income	10,131	8,141	1,990	24.4
Other income	4,224	3,707	517	13.9
Total revenues from rental operations	439,736	425,885	13,851	3.3

Property expenses:
Real estate taxes	66,250	63,005	3,245	5.2
Utilities	38,658	44,146	(5,488)	(12.4)
Operating services	76,309	78,607	(2,298)	(2.9)
Total property expenses	181,217	185,758	(4,541)	(2.4)

Non-property revenues:
Real estate services	19,931	22,555	(2,624)	(11.6)
Total non-property revenues	19,931	22,555	(2,624)	(11.6)

Non-property expenses:
Real estate services expenses	19,418	19,520	(102)	(0.5)
General and administrative	39,011	36,558	2,453	6.7
Acquisition-related costs	2,854	111	2,743	2,471.2
Depreciation and amortization	134,639	127,266	7,373	5.8
Impairments	—	164,176	(164,176)	(100.0)
Total non-property expenses	195,922	347,631	(151,709)	(43.6)
Operating income	82,528	(84,949)	167,477	197.2
Other (expense) income:
Interest expense	(72,158)	(78,677)	6,519	8.3
Interest and other investment income	739	563	176	31.3
Equity in earnings (loss) of unconsolidated joint ventures	19,622	(2,723)	22,345	820.6
Gain on change of control of interests	15,347	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	68,664	53,261	15,403	28.9
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	(778)	(12.1)
Loss from extinguishment of debt, net	(6,882)	—	(6,882)	—
Total other (expense) income	31,002	(21,128)	52,130	246.7
Net income (loss)	$113,530	$(106,077)	$219,607	207.0%

The following is a summary of the changes in revenue from rental operations and property expenses in 2016 as compared to 2015 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2015 and 2016 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2015 and 2016
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$15,387	4.2%	$16,352	4.5%	$22,580	6.2%	$(23,545)	(6.5)%
Escalations and recoveries from tenants	(4,043)	(8.2)	(2,376)	(4.8)	1,903	3.9	(3,570)	(7.3)
Parking income	1,990	24.4	695	8.5	1,393	17.1	(98)	(1.2)
Other income	517	13.9	859	23.2	(24)	(0.6)	(318)	(8.7)
Total	$13,851	3.3%	$15,530	3.6%	$25,852	6.1%	$(27,531)	(6.4)%

Property expenses:
Real estate taxes	$3,245	5.2%	$5,512	8.7%	$2,230	3.5%	$(4,497)	(7.0)%
Utilities	(5,488)	(12.4)	(5,316)	(12.0)	1,976	4.5	(2,148)	(4.9)
Operating services	(2,298)	(2.9)	(1,318)	(1.7)	4,102	5.2	(5,082)	(6.4)
Total	$(4,541)	(2.4)%	$(1,122)	(0.6)%	$8,308	4.5%	$(11,727)	(6.3)%

OTHER DATA:
Number of Consolidated Properties	214		208		6		22
Commercial Square feet (in thousands)	23,355		22,322		1,033		2,967
Multi-family portfolio (number of units)	1,627		1,081		546		—

Base rents. Base rents for the Same-Store Properties increased $16.4 million, or 4.5 percent, for 2016 as compared to 2015, due primarily to a 2.5 percent increase in the average same store percent leased to 87.2 percent from 84.7 percent, and a $0.52 increase in average annual rents per square foot to $22.15 from $21.63 for 2016 as compared to 2015.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $2.4 million, or 4.8 percent, for 2016 over 2015 due primarily to lower utility and operating expenses to recover in 2016, as well as lower recoveries from tenants in 2015 on account of real estate tax appeal proceeds.

Parking income. Parking income for the Same-Store Properties increased $0.7 million, or 8.5 percent, for 2016 as compared to 2015 due primarily to increased usage.

Other income. Other income for the Same-Store Properties increased $0.9 million, or 23.2 percent, for 2016 as compared to 2015, due primarily to proceeds from a litigation settlement received in 2016.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $5.5 million, or 8.7 percent, for 2016 as compared to 2015.  The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2016 as compared to 2015.  Real estate taxes, without the effect of net tax appeal proceeds, were relatively unchanged for 2016 as compared to 2015.

Utilities. Utilities for the Same-Store Properties decreased $5.3 million, or 12.0 percent, for 2016 as compared to 2015, due primarily to decreased electricity rates and usage in 2016 as compared to 2015 primarily on account of a mild winter in 2016.

Operating Services. Operating services for the Same-Store Properties decreased $1.3 million, or 1.7 percent, due primarily to a decrease in snow removal costs in 2016 as compared to 2015 on account of a mild winter in 2016.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $2.6 million, or 11.6 percent, for 2016 as compared to 2015, due primarily to decreased third party development and management activity in multi-family services in 2016 as compared to 2015.

Real estate services expense. Real estate services expense was relatively unchanged for 2016 as compared to 2015.

General and administrative. General and administrative expenses increased $2.5 million, or 6.7 percent, in 2016 as compared to 2015, due primarily to an increase in stock compensation expense in 2016 as compared to 2015.

Acquisition-related costs. The Company incurred transaction costs of $2.9 million in 2016 and $0.1 million in 2015 related to the Company’s property and consolidated joint venture acquisitions.

Depreciation and amortization. Depreciation and amortization increased $7.4 million, or 5.8 percent, for 2016 over 2015.  This increase was due primarily to depreciation of $17.7 million in 2016 on the Acquired Properties, partially offset by lower depreciation of $8.5 million in 2016 as compared to 2015 for properties sold or being removed from service and a decrease of $1.8 million for 2016 as compared to 2015 on the Same-Store Properties due to assets becoming fully amortized.

Impairments. The Company recorded $164.2 million in impairment charges in 2015 on certain properties to reduce the carrying value to their estimated fair market values.

Interest expense. Interest expense decreased $6.5 million, or 8.3 percent, for 2016 as compared to 2015.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2015 and 2016.

Interest and other investment income. Interest and other investment income increased $0.2 million, or 31.3 percent, for 2016 as compared to 2015, primarily as a result of a valuation mark-to-market gain for an interest rate swap in 2016.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $22.3 million, or 820.6 percent, for 2016 as compared to 2015.  The increase was due primarily to an increase in equity in earnings income of $21.7 million from refinancing proceeds received from the Company’s South Pier at Harborside venture.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $15.3 million in connection with the acquisitions of the remaining interests of residential properties located in Malden and East Boston, Massachusetts.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains on disposition of rental property of $96.7 million net of unrealized losses recognized on property held for sale of $28.0 million in 2016 and $53.3 million in gains from sales in 2015.  See Note 3: Recent Transactions — to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. In 2016, the Company realized a gain of $5.7 million on the sale of an unconsolidated joint venture property located in Weehawken, New Jersey.  In 2015, the Company realized a gain of $6.4 million on the sale of an unconsolidated joint venture property located in Morristown, New Jersey.

Loss from extinguishment of debt, net. In 2016, the Company recognized a loss from extinguishment of debt, net of $6.9 million, due primarily to a loss of $19.3 million due to the costs of the early repayment of certain Senior Unsecured Notes.  See Note 7 to the Financial Statements: Senior Unsecured Notes.  This was partially offset by a $12.4 million gain on early extinguishment of debt from the repayment of certain mortgage loans in 2016.  See Note 10: Mortgage, Loans Payable and Other Obligations.

Net income. Net income increased to $113.5 million in 2016 from a loss of $106.1 million in 2015.  The increase of $219.6 million was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview:

Historically, rental revenue has been the Company’s principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures.  To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through borrowings under its revolving credit facility, other debt and equity financings, proceeds from the sale of properties and joint venture capital.

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

Construction Projects:

On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $286.7 million have been incurred by URL-Harborside through September 30, 2016).  The URL Project is projected to be ready for occupancy by the first quarter of 2017.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $142.7 million outstanding as of September 30, 2016).  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy in the fourth quarter of 2016.  The Eastchester Project is estimated to cost a total of $53.1 million (of which development costs of $49.4 million have been incurred through September 30, 2016).  The venture has a $28.8 million construction loan (with $25.2 million outstanding as of September 30, 2016).  The Company expects to fund costs of approximately $24 million for the development of the project (of which, as of September 30, 2016, the Company has funded $20.1 million of the development costs and estimates it will need to fund an additional $3.9 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land in Worcester, Massachusetts to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of September 30, 2016), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the fourth quarter 2017.  The second phase with 128 units started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  The Company has a construction loan with a maximum borrowing amount of $41.5 million and has received a term sheet to increase the loan to $58 million related to the construction of the second phase (with no outstanding balance as of September 30, 2016).  Total development costs for both phases are estimated to be approximately $90.5 million (of which $23.9 million was incurred by the Company through September 30, 2016 and estimates it will need to fund an additional $8.6 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 372-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million.  The venture has a $94 million construction loan (with $8.3 million outstanding as of September 30, 2016).  As of September 30, 2016, the Company incurred development costs of $8.4 million and will not need to fund additional costs for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.9 million (of which the Company has funded $26.9 million through September 30, 2016) and is expected to be ready for occupancy by fourth quarter of 2016.  The Company has a construction loan with a maximum borrowing amount of $48 million (with $23.6 million outstanding as of September 30, 2016).   The Company will not need to fund additional costs for the completion of the Chase II Project.

The Company owned an office property that has been repurposed for residential use.  The 197-unit multi-family development project, which is located in Morris Plains, New Jersey (“Signature Place Project”), is expected to be ready for occupancy by the fourth quarter of 2017. The Signature Place Project, which is estimated to cost a total of $58.7 million (of which development costs of $13.1 million have been incurred through September 30, 2016) is expected to be funded by a $42 million construction loan.  The Company expects to fund costs of approximately $16.7 million for the development of the project, of which the Company has incurred $12.9 million as of September 30, 2016.

The Company owns a leasehold interest in a developable land for a 296-unit multi-family development project located in East Boston, Massachusetts (“Portside 5/6 Project”).  The project is expected to be ready for occupancy by the first quarter of 2018.  The Portside 5/6 Project, which is estimated to cost a total of $111.4 million (of which development costs of $27.7 million have been incurred through September 30, 2016), is expected to be funded primarily by a $73 million construction loan.  The Company expects to fund costs of $38.4 million for the development of the project, of which the Company has funded $26.0 million as of September 30, 2016.

The Company owns a developable land for a 295-unit multi-family development project located in Weehawken, New Jersey (“RiverHouse 11 Project”), which began construction in the first quarter 2016.  The project is expected to be ready for occupancy by first quarter 2018.  The RiverHouse 11 Project, which is estimated to cost a total of $124 million (of which development costs of $33 million have been incurred through September 30, 2016), is expected to be funded primarily by a $78 million construction loan.  The Company expects to fund costs of $46 million for the development of the project, of which the Company has funded $25.8 million as of September 30, 2016.

The Company owns developable land to accommodate a development project of approximately 310-unit multi-family rental property located in Conshohocken, Pennsylvania, which began construction in the third quarter of 2016 (the “51 Washington Street Project”) with anticipated initial occupancy in the fourth quarter of 2018.  The 51 Washington Street Project, which is estimated to cost a total of $86.1 million, (of which development costs of $19.5 million have been incurred through September 30, 2016), is expected to be funded with a $54 million construction loan and the balance of $32.1 million from the Company.

REIT Restrictions:

To maintain its qualification as a REIT under the Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.15 per common share, in the aggregate, such distributions would equal approximately $53.8 million ($60.5 million, including units in the Operating Partnership, held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which could result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Company’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired as of February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of September 30, 2016, 116 of the Company’s properties, with an aggregate carrying value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of September 30, 2016, the Company had 196 unencumbered properties with a carrying value of $2.2 billion representing 91.2 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $15.5 million to $21.6 million at September 30, 2016, compared to $37.1 million at December 31, 2015.  This decrease is comprised of the following net cash flow items:

(1)	$104.8 million provided by operating activities.

(2)	$283.2 million used in investing activities, consisting primarily of the following:

	(a)	$31.3 million used for investments in unconsolidated joint ventures; plus
	(b)	$37.9 million used for acquisition of noncontrolling interests; plus
	(c)	$405.8 million used for rental property acquisitions and related intangibles; plus
	(d)	$94 million used for additions to rental property and improvements; plus
	(e)	$150.6 million used for the development of rental property, other related costs and deposits; plus
	(f)	$0.3 million increase in restricted cash; minus
	(g)	$409.1 million from proceeds from the sales of rental property; minus
	(h)	$0.4 million received from payments of notes receivables; minus
	(i)	$6.4 million from proceeds from the sale of investment in unconsolidated joint venture; minus
	(j)	$20.9 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$162.9 million provided by financing activities, consisting primarily of the following:

	(a)	$793 million from borrowings under the revolving credit facility; plus
	(b)	$350 million from borrowings from unsecured term loan; plus
	(c)	$426.6 million from proceeds received from mortgages and loans payable; plus
	(d)	$1.1 million from contributions from noncontrolling interests; minus.
	(e)	$853 million used for repayments of revolving credit facility; minus
	(f)	$314.8 million used for repayment of senior unsecured notes; minus
	(g)	$188 million used for repayments of mortgages, loans payable and other obligations; minus
	(h)	$45.1 million used for payments of dividends and distributions; minus
	(i)	$7.1 million used for repayment of finance cost.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2016:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,310,136	52.95%	3.99%		3.79
Fixed Rate Secured Debt	902,306	36.47%	5.40%		4.99
Variable Rate Secured Debt	166,706	6.74%	4.83%		1.05
Variable Rate Unsecured Debt (b)	95,000	3.84%	1.85%		0.83

Totals/Weighted Average:	$2,474,148	100.00%	4.48	%(b)	3.93
Adjustment for unamortized debt discount	(5,013)
Unamortized deferred financing costs	(13,826)
Total Debt, Net	$2,455,309

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.54 percent as of September 30, 2016, plus the applicable spread.

(b)         Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $2.4 million for the three and nine months ended September 30, 2016.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2016 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October 1 to December 31, 2016	$2,031	$115,180	$117,211	8.56%
2017 (b)	7,275	511,311	518,586	3.64%
2018	7,311	263,446	270,757	6.29%
2019	1,970	573,839	575,809	4.66%
2020	1,977	—	1,977	4.05%
Thereafter	8,862	980,946	989,808	3.83%
Sub-total	29,426	2,444,722	2,474,148
Adjustment for unamortized debt discount/premium, net as of September 30, 2016	(5,013)	—	(5,013)
Unamortized deferred financing costs	(13,826)	—	(13,826)
Totals/Weighted Average	$10,587	$2,444,722	$2,455,309	4.48	%(c)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.54 percent as of September 30, 2016, plus the applicable spread.

(b)         Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $95 million which matures in 2017 with two six-month extension options with the payment of a 7.5 basis point fee.

(c)          Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $2.4 million for the three and nine months ended September 30, 2016.

Senior Unsecured Notes:

On September 12, 2016, the Company commenced a tender offer to purchase for cash any and all of its $250 million principal amount, 7.750 percent Senior Unsecured Notes due August 15, 2019, subject to certain terms and conditions. On September 19, 2016, the Company purchased $114.9 million principal amount of these notes validly tendered pursuant to its tender offer.  The purchase price, including a make-whole premium, was 115.977 percent of the face amount of these notes, plus all accrued and unpaid interest up to the settlement date.  The Company funded the purchase price, including accrued and unpaid interest, of approximately $134.1 million using available cash and borrowings on the Company’s unsecured revolving credit facility.  In connection with the purchase of these notes, the Company recorded approximately $19.3 million as a loss from extinguishment of debt for the three and nine months ended September 30, 2016.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.0 billion as of September 30, 2016) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Term Loan:

On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options.  The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Operating Partnership’s unsecured debt ratings, or at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s unsecured revolving credit facility and to repay the Company’s $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

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

The terms of the unsecured term loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured term loan as of September 30, 2016.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.

Mortgages, Loans Payable and Other Obligations:

On September 30, 2016, the Company obtained a $250 million mortgage loan, collateralized by its office property located at 101 Hudson Street in Jersey City, New Jersey. The loan bears an interest rate of 3.117 percent and matures in October 2026. The loan is interest-only during its term.

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loan, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 21, 2016, the Company had outstanding borrowings of $125 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the purchase of the Operating Partnership’s senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt, some or all of which may be completed in 2016.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the nine months ended September 30, 2016:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2016	89,583,950	10,516,844	100,100,794
Common units redeemed for common stock	18,898	(18,898)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,270	—	1,270
Restricted shares issued	46,906	—	46,906
Cancellation of restricted shares	(3,687)	—	(3,687)

Outstanding at September 30, 2016	89,647,337	10,497,946	100,145,283

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of September 30, 2016, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2015 and through October 21, 2016.

Dividend Reinvestment and Stock Purchase Plan:

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.5 million shares of the Company’s common stock have been reserved for future issuance.  The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the Company’s shares of common stock.  The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for the approximately 5.5 million shares of the Company’s common stock reserved for issuance under the DRIP.

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of October 21, 2016.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of October 21, 2016.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $272.2 million of which the Company has agreed to guarantee up to $22 million.  As of September 30, 2016, the outstanding balance of such debt totaled $221.8 million of which $22 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of September 30, 2016:

		Payments Due by Period
		Less than 1	2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,169,274	$47,788	$471,336	$44,325	$605,825	—
Unsecured term loan	375,562	10,955	364,607	—	—	—
Revolving credit facility (a)	96,465	96,465	—	—	—	—
Mortgages, loans payable and other obligations (b)	1,154,939	317,558	390,291	19,578	144,517	$282,995
Payments in lieu of taxes (PILOT)	32,564	5,724	11,612	11,627	3,601	—
Ground lease payments	180,611	1,838	3,994	4,025	8,098	162,656
Other	1,655	—	1,655	—	—	—
Total	$3,011,070	$480,328	$1,243,495	$79,555	$762,041	$445,651

(a)         Interest payments assume LIBOR rate of 0.55 percent, which is the weighted average rate on this outstanding variable rate debt at September 30, 2016, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 0.54 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at September 30, 2016, plus the applicable spread.

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

FFO should not be considered as an alternative to net income available to common shareholders as an indication of the Company’s performance or to cash flows as a measure of liquidity.  FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition.  However, the Company’s FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts (“NAREIT”).

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) available to common shareholders	$(8,541)	$(126,892)	$102,043	$(94,034)
Add (deduct): Noncontrolling interests in Operating Partnership	(999)	(15,530)	11,947	(11,461)
Real estate-related depreciation and amortization on continuing operations (a)	52,371	48,503	147,872	142,168
Impairments	—	164,176	—	164,176
Gain on change of control of interests	—	—	(15,347)
Realized (gains) losses and unrealized losses
on disposition of rental property, net	17,053	(18,718)	(68,664)	(53,261)
Gain on sale of investment in unconsolidated joint venture	—	—	(5,670)	(6,448)
Funds from operations	$59,884	$51,539	$172,181	$141,140

(a)         Includes the Company’s share from unconsolidated joint ventures of $4,559 and $4,845 for the three months ended September 30, 2016 and 2015, respectively, and $13,948 and $15,828 for the nine months ended September 30, 2016 and 2015, respectively.  Excludes non-real estate-related depreciation and amortization of $305 and $236 for the three months ended September 30, 2016 and 2015, respectively, and $717 and $722 for the nine months ended September 30, 2016 and 2015, respectively, and $80 and $151 of depreciation expense allocable to the Company’s noncontrolling interest in consolidated joint ventures for the three months ended September 30, 2016, and 2015, respectively, and $335 and $453 for the nine months ended September 30, 2016 and 2015, respectively.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.2 billion of the Company’s long-term debt as of September 30, 2016 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of September 30, 2016 ranged from LIBOR plus 130 basis points to LIBOR plus 950 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.6 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2016 would be approximately $37 million.

September 30, 2016
Debt, including current portion	10/1/2016											Fair
($s in thousands)	12/31/2016	2017		2018	2019	2020	Thereafter	Sub-total	Other (a)	Other (b)	Total	Value

Fixed Rate	$42,211	$397,493		$237,447	$543,506	$1,977	$989,808	$2,212,442	$(5,013)	$(10,196)	$2,197,233	$2,225,821
Average Interest Rate	11.04%	4.12%		6.70%	4.79%	4.05%	3.83%				4.56%

Variable Rate	$75,000	$121,093	(c)	$33,310	$32,303	—	—	$261,706	—	$(3,630)	$258,076	$258,076

(a)  Adjustment for unamortized debt discount/premium, net, as of September 30, 2016.

(b)  Adjustment for unamortized deferred financings costs, net, as of September 30, 2016.

(c)  Includes $95 million of outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2017 with two six-month extension options with the payment of a fee.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

Item 4.           Controls and Procedures

Mack-Cali Realty Corporation

Disclosure Controls and Procedures. The General Partner’s management, with the participation of the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, has evaluated the effectiveness of the General Partner’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the General Partner’s chief executive officer, president and chief operating officer and chief financial officer have concluded that, as of the end of such period, the General Partner’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the General Partner in the reports that it files or submits under the Exchange Act.

Changes In Internal Control Over Financial Reporting.  There have not been any changes in the General Partner’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting.

Mack-Cali Realty, L.P.

Disclosure Controls and Procedures. The General Partner’s management, with the participation of the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the General Partner’s chief executive officer, president and chief operating officer and chief financial officer have concluded that, as of the end of such period, the Operating Partnership’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act.

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

MACK-CALI REALTY CORPORATION
MACK-CALI REALTY, L.P.

Part II — Other Information

Item 1.                     Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its Properties are subject.

Item 1A.            Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in the Annual Reports on Form 10-K for the year ended December 31, 2015 of the General Partner and the Operating Partnership

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

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

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: October 25, 2016	By:		/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: October 25, 2016	By:		/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: October 25, 2016	By:		/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
		By:	Mack-Cali Realty Corporation
its General Partner

Date: October 25, 2016	By:		/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: October 25, 2016	By:		/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: October 25, 2016	By:		/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and
principal accounting officer)

MACK-CALI REALTY CORPORATION

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

3.3	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.4

Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Company’s Form 10-Q dated March 31, 2003 and incorporated herein by reference).

3.5

Amendment No. 2 to the Mack-Cali Realty Corporation Amended and Restated Bylaws dated May 24, 2006 (filed as Exhibit 3.1 to the Company’s Form 8-K dated May 24, 2006 and incorporated herein by reference).

3.6	Amendment No. 3 to the Mack-Cali Realty Corporation Amended and Restated Bylaws dated May 14, 2014 (filed as Exhibit 3.2 to the Company’s Form 8-K dated 12, 2014 and incorporated herein by reference).

3.7

Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.8

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company’s and the Operating Partnership’s Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

10.7

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.8

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.9

Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.10

Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.11

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.12

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.13	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

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

10.32

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

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

31.1*	Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s President and Chief Operating Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.4*	Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.5*	Certification of the General Partner’s President and Chief Operating Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.6*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

32.1*

Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, the General Partner’s President and Chief Operating Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

32.2*

Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, the General Partner’s President and Chief Operating Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

101.1*

The following financial statements of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith